Form 10-Q
period 2017-03-31
IMPAX LABORATORIES INC
filed 2017-05-10
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)
Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

(510) 240-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 73,700,666 shares of the registrant’s common stock outstanding as of April 28, 2017.

Impax Laboratories, Inc.
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$157,252	$180,133
Accounts receivable, net	214,018	257,368
Inventory, net	195,564	175,230
Prepaid expenses and other current assets	27,043	18,410
Total current assets	593,877	631,141

Property, plant and equipment, net	240,240	233,372
Intangible assets, net	557,874	620,466
Goodwill	207,329	207,329
Deferred income taxes, net	37,842	69,866
Other non-current assets	58,798	60,844
Total assets	$1,695,960	$1,823,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,350	$58,952
Accrued expenses	231,691	244,653
Current portion of contingent consideration	18,538	—
Current portion of long-term debt, net	17,813	17,719
Total current liabilities	341,392	321,324

Long-term debt, net	765,101	813,545
Other non-current liabilities	48,592	64,175
Total liabilities	1,155,085	1,199,044

Commitments and contingencies (Notes 19 and 20)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 74,048,203 issued and 73,804,474 outstanding shares at March 31, 2017; 73,948,340 issued and 73,704,611 outstanding shares at December 31, 2016	740	739
Treasury stock at cost: 243,729 shares at March 31, 2017 and December 31, 2016	(2,157)	(2,157)
Additional paid-in capital	543,083	535,056
(Accumulated deficit) retained earnings	(1,590)	98,192
Accumulated other comprehensive income (loss)	799	(7,856)
Total stockholders’ equity	540,875	623,974
Total liabilities and stockholders’ equity	$1,695,960	$1,823,018

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Impax Generics, net	$134,147	$170,079
Impax Specialty Pharma, net	50,256	55,429
Total revenues	184,403	225,508
Cost of revenues	120,232	122,918
Cost of revenues impairment charges	39,280	—
Gross profit	24,891	102,590

Operating expenses:
Selling, general and administrative	47,055	44,298
Research and development	22,489	19,022
In-process research and development impairment charges	6,079	—
Patent litigation	1,072	1,319
Total operating expenses	76,695	64,639
(Loss) income from operations	(51,804)	37,951

Other income (expense):
Interest expense	(13,380)	(8,331)
Interest income	154	333
Reserve for Turing receivable	(317)	(48,043)
Loss on debt extinguishment	(1,215)	—
Other, net	(968)	596
Loss before income taxes	(67,530)	(17,494)
Provision for (benefit from) income taxes	30,901	(7,086)
Net loss	$(98,431)	$(10,408)

Net loss per common share:
Basic	$(1.37)	$(0.15)
Diluted	$(1.37)	$(0.15)

Weighted-average common shares outstanding:
Basic	71,594,472	70,665,394
Diluted	71,594,472	70,665,394

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(98,431)	$(10,408)
Other comprehensive loss component:
Currency translation adjustment	8,655	3,043
Comprehensive loss	$(89,776)	$(7,365)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(98,431)	$(10,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,751	15,720
Non-cash interest expense	6,312	5,305
Share-based compensation expense	6,957	7,278
Deferred income taxes, net and uncertain tax positions	32,195	(12,078)
Intangible asset impairment charges	45,359	—
Reserve for Turing receivable	317	48,043
Loss on debt extinguishment	1,215	—
Other	(562)	—
Changes in certain assets and liabilities:
Accounts receivable	43,033	61,960
Inventory	(19,153)	(13,243)
Prepaid expenses and other assets	(6,525)	(1,572)
Accounts payable and accrued expenses	806	(23,835)
Other liabilities	2,531	1,735
Net cash provided by operating activities	39,805	78,905

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,679)	(10,882)
Payments for licensing agreements	—	(3,500)
Proceeds from cash surrender value of life insurance policy	529	—
Net cash used in investing activities	(8,150)	(14,382)

Cash flows from financing activities:
Repayment of term loan	(55,000)	—
Payment of deferred financing fees	(818)	—
Payment of withholding taxes related to restricted stock awards	(448)	(1,003)
Proceeds from exercises of stock options and ESPP	170	7,662
Net cash (used in) provided by financing activities	(56,096)	6,659

Effect of exchange rate changes on cash and cash equivalents	1,560	645

Net (decrease) increase in cash and cash equivalents	(22,881)	71,827
Cash and cash equivalents, beginning of period	180,133	340,351
Cash and cash equivalents, end of period	$157,252	$412,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,871	$7
Cash paid for income taxes	3,500	2,475

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
Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 22. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are reported under the caption “Other Revenues” in “Note 22. Supplementary Financial Information.”
Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States in April 2015. The Company received marketing authorization from the European Commission for Numient® (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 22. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 21. Segment Information,” for financial information about our segments for the three months ended March 31, 2017 and 2016.

Operating Locations

The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leases office space for sales and marketing, finance, and administrative personnel in Fort Washington. In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex and office space in Bridgewater. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

Management Changes

On March 27, 2017, the Company announced that its Board of Directors had appointed Paul M. Bisaro as President and Chief Executive Officer and as a director of the Company, effective as of March 27, 2017. Mr. Bisaro succeeded J. Kevin Buchi, a member of the Company's Board of Directors, who served as the Company's Interim President and Chief Executive Officer since December 19, 2016 following G. Frederick Wilkinson's separation from the Company as described below. Mr. Buchi currently remains a member of the Company's Board of Directors. In connection with his appointment as President and Chief Executive Officer, Mr. Bisaro and the Company entered into an Employment Agreement dated March 24, 2017 (the “Employment Agreement”). The initial term of the Employment Agreement expires on March 27, 2019, unless further extended or earlier terminated, and automatically renews for single one-year periods unless either party provides a written notice of non-renewal at least 90 days prior to the end of the applicable term or unless it is terminated earlier.

On December 20, 2016, the Company announced that G. Frederick Wilkinson and the Company had mutually agreed that Mr. Wilkinson would separate from his positions as President and Chief Executive Officer and resign as a member of its Board of Directors, effective December 19, 2016. In connection with his separation from the Company, Mr. Wilkinson and the Company entered into a General Release and Waiver dated as of December 19, 2016 (the “General Release and Waiver”). Pursuant to the General Release and Waiver, the Company provided Mr. Wilkinson with certain termination benefits and payments. The Company recorded $5.4 million in costs associated with Mr. Wilkinson’s separation in the year ended December 31, 2016, comprised of $4.9 million of separation pay and benefits and $0.5 million of expense related to the accelerated vesting of certain of Mr. Wilkinson’s outstanding stock options and restricted stock awards pursuant to the terms of the General Release and Waiver.

2. BUSINESS ACQUISITION
Teva Transaction

On August 3, 2016, the Company completed its previously announced acquisition of (A) certain assets related to (i) 15 then currently marketed generic pharmaceutical products, (ii) one then approved generic product and two then tentatively approved strengths of a then currently marketed product, which at the time of the closing had not yet launched, (iii) one pipeline generic product and one pipeline strength of a then currently marketed product, which at the time of the closing were pending approval by the FDA and (iv) one generic product then under development, and (B) the return to the Company of its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva Pharmaceuticals USA, Inc. (“Teva USA”) (collectively, the products and pipeline products and the assets related thereto in (A) and (B), the “Acquired Product Lines” and the transactions related thereto the “Teva Transaction”), pursuant to (x) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with Teva Pharmaceutical Industries Ltd. (“Teva”), acting directly or through its affiliates (the “Teva APA”), (y) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with affiliates of Allergan plc (“Allergan”), (the “Allergan APA” and collectively with the Teva APA, the "APAs"), and (z) a Termination Agreement, dated as of June 20, 2016, between the Company and Teva USA, terminating each party’s rights and obligations with respect to methylphenidate hydrochloride under the Strategic Alliance Agreement, dated June 27, 2001, as amended between the Company and Teva USA. The aggregate purchase price for the Acquired Product Lines pursuant to the terms of the Teva APA and the Allergan APA, including the upfront payment to Teva in accordance with the Termination Agreement, was $585.8 million in cash at closing. The Company is also obligated to make future payments to Teva of up to $40.0 million under the terms of the Termination Agreement, payable upon the achievement of specified commercialization events related to methylphenidate hydrochloride. The Teva Transaction was part of the divestiture process mandated by the Federal Trade Commission in connection with the acquisition by Teva of the U.S. generics business of Allergan.

The Company financed the Teva Transaction utilizing cash on hand and $400.0 million, the full amount of borrowing available, from its Term Loan Facility with Royal Bank of Canada, as discussed in "Note 12. Debt." To date, the Company has incurred total acquisition-related costs of $3.8 million for the Teva Transaction, largely during the second and third quarters of 2016, and of which minimal amounts were incurred during the three months ended March 31, 2017 and 2016.

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

As part of the closing of the Teva Transaction, the Company, Teva and Allergan agreed to certain transition related services pursuant to which the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the closing date. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of March 31, 2017, the Company had paid $29.1 million on behalf of Teva and Allergan related to chargebacks and rebates as described above and $13.3 million remained in accrued expenses on the consolidated balance sheet.

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

The following is an estimate of the purchase price for the Teva Transaction as of the closing date of August 3, 2016 (in thousands):

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

Recognition and Measurement of Assets Acquired at Fair Value

The Company has allocated the purchase price for the Teva Transaction based upon the estimated fair value of the assets acquired at the date of acquisition.

The following is an estimate of the fair value of the intangible and tangible assets acquired in connection with the Teva Transaction on the closing date of August 3, 2016 (in thousands):

Estimated Fair Value
Intangible assets	$613,032
Inventory - raw materials	2,868
Total assets acquired	$615,900

Intangible Assets

The following identifies the Company’s allocations of purchase price to intangible assets, including the weighted-average amortization period, in total and by major intangible asset class as of the closing date (in thousands):

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

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Teva Transaction on August 3, 2016. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The discount rate used to arrive at the present value at the closing date of the intangible assets was 6.7%. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. During the third and fourth quarters of 2016, the Company recognized impairment charges totaling $308.4 million related to the intangible assets from the Teva Transaction. During the first quarter of 2017, the Company recognized impairment charges of $41.8 million related to the intangible assets from the Teva Transaction as described in "Note 10. Intangible Assets and Goodwill" below.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three months ended March 31, 2016 (assuming the closing of the Teva Transaction occurred on January 1, 2015) are as follows (in thousands):

Three Months Ended March 31, 2016
Total revenues	$269,721
Net income	1,053

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
•Adjustments to interest expense to reflect the Company's Term Loan Facility (described in “Note 12. Debt”); and

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction including the elimination of minimal amounts in the pro forma results for the three months ended March 31, 2016.

All of the items above were adjusted for the applicable tax impact.

3. BASIS OF PRESENTATION
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments necessary for a fair presentation of the accompanying balance sheets and statements of operations, comprehensive loss, and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Principles of Consolidation
The Company's unaudited interim consolidated financial statements include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holdings, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2017. All significant intercompany accounts and transactions have been eliminated.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the U.S. Securities & Exchange Commission ("SEC") requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy, including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results.
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's complete Summary of Significant Accounting Policies can be found in "Item 15. Exhibits and Financial Statement Schedules - Note 4. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Certain significant accounting policies have been repeated below.

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

The Company applies the updated guidance of ASC 605-25 to the Strategic Alliance Agreement, as amended, with Teva Pharmaceuticals USA, Inc., an affiliate of Teva Pharmaceutical Industries Limited (the “Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

OTC Partner revenue is related to agreements with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and L. Perrigo Company (“Perrigo”) with respect to the supply of the Company's over-the-counter pharmaceutical product Loratadine and Pseudoephedrine Sulfate 5 mg/129 mg 12-hour Extended Release Tablets (the "D12 Product"). The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are now only sold to Pfizer and Perrigo. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned. During the quarter ended September 30, 2016, the Company sold the ANDAs for both the D12 Product and the Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets, in addition to other specified assets, to Perrigo pursuant to an asset purchase agreement with Perrigo dated as of March 31, 2016 (the "Perrigo APA"). Under the terms of the Perrigo APA, the Company will also continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date Perrigo’s manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, the Company will assign and transfer its supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606), regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the previously issued revenue recognition guidance by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. In April 2016 and May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," respectively. Both of these updates provide improvements and clarification to the previously issued revenue recognition guidance. The new standard can be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company currently expects to adopt the new revenue recognition standard in 2018 using the modified retrospective method. The Company is currently evaluating the impact that adoption will have on its consolidated financial statements. The majority of the Company's revenue relates to the sale of finished products to various customers, and though the Company is still evaluating the impact of this standard, management does not currently believe that the adoption will have a material impact on these transactions. The Company is continuing to evaluate the impact on certain less significant transactions involving third-party collaborations and other arrangements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory,” with guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out ("FIFO") shall be measured at the lower of cost and net realizable value. When there is evidence that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance during the first quarter of 2017, and it did not have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures. The Company expects the implementation of this standard to have an impact on its consolidated financial statements and related disclosures as its aggregate future minimum lease payments were $30.2 million as of December 31, 2016 under its current portfolio of non-cancelable leases for land, office space, and manufacturing, warehouse and research and development facilities with various expiration dates between April 2017 and December 2027. The Company anticipates recognition of additional assets and corresponding liabilities related to these leases on its consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): "Contingent Put and Call Options in Debt Instruments," with guidance regarding the accounting for embedded derivatives related to debt contracts. The update clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. The update also indicates that entities are not required to separately assess whether the contingency itself is clearly and closely related. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this guidance during the first quarter of 2017, and it did not have an effect on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting," with guidance regarding the simplification of accounting for share-based payment award transactions. The update changes the accounting for such areas as the accounting and cash flow classification for excess tax benefits and deficiencies; forfeitures; and tax withholding requirements and cash flow classification. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted the new guidance effective January 1, 2017 and elected to eliminate the use of a forfeiture rate estimate in the determination of share-based compensation expense for restricted stock awards using the modified retrospective transition method, which resulted in a $1.4 million charge to opening retained earnings for 2017. In addition, the Company is now presenting the cash paid for tax withholdings on stock options exercised and restricted stock awards vested retrospectively in cash flows from financing activities as opposed to the historical presentation in cash flows from operating activities. Excess tax benefits or deficiencies, historically recorded to additional paid-in capital, are recorded to income tax expense as they occur on a prospective basis.

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
In January 2017, the FASB issued ASU-2017-01, Business Combinations (Topic 805): "Clarifying the Definition of a Business," with guidance intended to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The update provides a screen to determine whether an integrated set of assets and activities constitute a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance will be effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323), which add to and amend SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The guidance provides additional disclosure requirements regarding the impact of recently issued accounting standards on the financial statements of a registrant when such standards are adopted in a future period. The Company adopted this guidance during the first quarter of 2017, and it did not have an effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU-2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment," which removes the second step of the two-step goodwill impairment test. In order to reduce the cost and complexity of testing goodwill for impairment, entities are now only required to perform a one-step quantitative impairment test and to record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. Entities should apply the guidance on a prospective basis and disclose the nature of and reason for the change in accounting principle upon transition. The guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance as of the first quarter of 2017, and it did not have an effect on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides clarification regarding the scope of the asset derecognition guidance and accounting for partial sales of nonfinancial assets. The update defines an in substance nonfinancial asset and clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. All businesses and nonprofit activities within the scope of Subtopic 610-20 are excluded from the amendments in this update. This guidance will be effective for annual and interim periods beginning after December 15, 2017 and is required to be applied at the same time as ASU 2014-09 (described above) is applied. The guidance can be applied using one of two methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized against retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of March 31, 2017 and December 31, 2016 due to their short-term nature.

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

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are indicated below (in thousands):

	As of March 31, 2017
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset(1)	$35,257	$35,257	$—	$35,257	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$320,000	$320,000	$—	$320,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$493,500	$493,500	$—	$—
Deferred Compensation Plan liabilities (1)	$31,113	$31,113	$—	$31,113	$—
Contingent consideration, current portion (4)	$18,538	$18,538	$—	$—	$18,538
Contingent consideration, long-term portion (4)	$12,791	$12,791	$—	$—	$12,791

	As of December 31, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset(1)	$37,382	$37,382	$—	$37,382	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$375,000	$375,000	$—	$375,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$469,800	$469,800	$—	$—
Deferred Compensation Plan liabilities (1)	$28,582	$28,582	$—	$28,582	$—
Contingent consideration, long-term portion (4)	$31,048	$31,048	$—	$—	$31,048

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

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at March 31, 2017 and December 31, 2016 represents the unaccreted discount related to deferred debt issuance costs.

(3)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at March 31, 2017 and December 31, 2016 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

(4)
The contingent consideration liability represents future consideration potentially payable to Teva upon the achievement of specified commercialization events related to methylphenidate hydrochloride in accordance with the Termination Agreement related to the Teva Transaction as described in "Note 2. Business Acquisition." A discounted cash flow valuation model was used to value the contingent consideration. The valuation is based on significant unobservable inputs, including the probability and timing of successful product launch and the expected number of competitors at the time of launch and the launch anniversary date. The Company conducts a quarterly review of the underlying inputs and assumptions and significant changes in unobservable inputs could result in material changes to the contingent consideration liability. Changes in the value of the contingent consideration liability are included in "Other income (expense)" on the Company's consolidated statements of operations. A 5% increase or decrease in the probability of successful product launch would cause the fair value of the contingent consideration to both increase and decrease by $1.6 million, respectively. An increase or decrease in the number of competitors at the date of the product launch or the first anniversary would cause the fair value of the contingent consideration to decrease by $13.5 million and increase by $5.2 million, respectively. The maximum aggregate amount in contingent consideration payments the Company could be expected to make to Teva in accordance with the Termination Agreement related to methylphenidate hydrochloride is $40.0 million.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2017 (in thousands):

	As of December 31, 2016	Change in Fair Value Included in Earnings (1)	As of March 31, 2017
Total contingent consideration	$31,048	281	$31,329

(1)	Earnings effect is included in Other, net in Other income (expense) in the Company's consolidated statement of operations.

7.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	March 31, 2017	December 31, 2016
Gross accounts receivable (1)	$648,918	$794,173
Less: Rebate reserve	(225,243)	(293,816)
Less: Chargeback reserve	(138,903)	(151,978)
Less: Distribution services reserve	(9,400)	(18,318)
Less: Discount reserve	(16,646)	(17,957)
Less: Uncollectible accounts reserve (2)	(44,708)	(54,736)
Accounts receivable, net	$214,018	$257,368

(1) Includes estimated $40.6 million and $40.3 million as of March 31, 2017 and December 31, 2016, respectively, receivable due from Turing Pharmaceuticals AG ("Turing") for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities pursuant to an Asset Purchase Agreement between the Company and Turing dated August 7, 2015 (the "Turing APA"). In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local government programs, health plans and other health care providers for products sold under the Company's labeler code. Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing's marketing or selling related activities in connection with Daraprim®. Refer to "Note 20. Legal and Regulatory Matters" for a description of the Company's suit against Turing related to, among other matters, Turing's failure to reimburse the Company for chargebacks and Medicaid rebate liabilities when due.

(2) As a result of the uncertainty of collection from Turing that developed during the first quarter of 2016, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represented the full amount of the estimated receivable due from Turing. During the fourth quarter of 2016, the Company received a $7.7 million payment from Turing. During the first quarter of 2017, the Company increased the reserve balance by $0.3 million to reflect additional estimated Medicaid rebate claims due from Turing. As of March 31, 2017, the $40.6 million estimated receivable due from Turing was fully reserved.

A rollforward of the rebate and chargeback reserves activity for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Three Months Ended	Year Ended
Rebate reserve	March 31, 2017	December 31, 2016
Beginning balance	$293,816	$265,229
Provision recorded during the period	164,792	756,774
Credits issued during the period	(233,365)	(728,187)
Ending balance	$225,243	$293,816

The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on the Company's consolidated balance sheets. Impax Generics rebates are classified as "Accounts receivable, net" on the Company's consolidated balance sheets. Impax Specialty Pharma rebates are classified as "Accrued expenses" on the Company's consolidated balance sheets.

	Three Months Ended	Year Ended
Chargeback reserve	March 31, 2017	December 31, 2016
Beginning balance	$151,978	$102,630
Provision recorded during the period	308,572	1,011,400
Credits issued during the period	(321,647)	(962,052)
Ending balance	$138,903	$151,978

8.  INVENTORY
Inventory, net of carrying value reserves, as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$65,580	$53,808
Work in process	5,056	3,280
Finished goods	137,874	130,879
Total inventory	208,510	187,967
Less: Non-current inventory	12,946	12,737
Total inventory - current	$195,564	$175,230
Inventory carrying value reserves were $55.6 million and $38.0 million at March 31, 2017 and December 31, 2016, respectively.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the subsequent three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $47.1 million and $29.2 million at March 31, 2017 and December 31, 2016, respectively.
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

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$5,603	$5,603
Buildings and improvements	180,134	174,303
Equipment	149,373	143,818
Office furniture and equipment	16,312	15,767
Construction-in-progress	55,214	50,191
Property, plant and equipment, gross	406,636	389,682
Less: Accumulated depreciation	(166,396)	(156,310)
Property, plant and equipment, net	$240,240	$233,372

Depreciation expense was $7.8 million and $6.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Unpaid vendor invoices relating to purchases of property, plant and equipment of $4.3 million and $4.5 million, which were accrued as of March 31, 2017 and March 31, 2016, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.

10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

The Company’s intangible assets include both finite lived and indefinite-lived assets. Finite lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company’s third party partners, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite lived intangible assets not yet fully amortized is 7.4 years as of March 31, 2017. Indefinite-lived intangible assets consist of acquired IPR&D product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.

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

The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the Company’s consolidated balance sheets presented (in thousands):

March 31, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$487,909	$(156,478)	$331,431
Royalties	339	(339)	—
	488,248	(156,817)	331,431
Non-amortized intangible assets:
Acquired IPR&D product rights	225,308	—	225,308
Acquired future royalty rights	1,135	—	1,135
	226,443	—	226,443
Total intangible assets	$714,691	$(156,817)	$557,874

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$524,733	$(139,245)	$385,488
Royalties	339	(339)	—
	525,072	(139,584)	385,488
Non-amortized intangible assets:
Acquired IPR&D product rights	232,576	—	232,576
Acquired future royalty rights	2,402	—	2,402
	234,978	—	234,978
Total intangible assets	$760,050	$(139,584)	$620,466

During the first quarter of 2017, the Company recognized a total of $45.4 million of intangible asset impairment charges, of which $39.3 million was recognized in cost of revenues impairment charges and $6.1 million was recognized in in-process research and development impairment charges on the Company's consolidated statement of operations. The $45.4 million impairment charge was almost entirely attributable to three products, two of which are currently marketed products and one of which is an IPR&D product, all acquired as part of the Teva Transaction. For the currently marketed products, the impairment charge was the result of continued significant price and volume erosion during the first quarter of 2017 without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows. For the IPR&D product, the impairment charge was the result of increased estimated research and development expenses and a delay in the anticipated product launch due to a change in the regulatory strategy to secure FDA approval of such product.

Also during the first quarter of 2017, the Company commercially launched a product acquired as IPR&D as part of the Teva Transaction and, as a result, transferred the $2.5 million asset value from non-amortized, indefinite-lived acquired IPR&D product rights to amortized, finite lived marketed product rights. This asset will be amortized over an estimated useful life of seven years based on the pattern of economic benefit expected to be realized through 2023.

The Company recognized amortization expense of $17.2 million and $8.8 million for the three months ended March 31, 2017 and 2016, respectively, in cost of revenues in the consolidated statements of operations presented. Assuming no changes to the gross carrying amount of finite-lived intangible assets, amortization expense for fiscal years 2017 through 2021 is estimated to be in the range of $31.1 million to $67.5 million annually.
Goodwill
Goodwill had a carrying value on the Company's consolidated balance sheets of $207.3 million and $207.3 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the Company attributed $147.6 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.

11. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
Payroll-related expenses	$31,505	$37,986
Product returns	75,783	72,888
Accrued shelf stock	5,906	7,032
Government rebates (1)	71,721	72,063
Legal and professional fees	9,464	8,395
Income taxes payable	462	—
Interest payable	3,500	544
Estimated Teva and Allergan chargebacks and rebates (2)	13,277	14,813
Accrued profit sharing and royalty expenses	8,175	13,642
Other	11,898	17,290
Total accrued expenses	$231,691	$244,653

(1) Includes estimated $3.1 million and $6.8 million as of March 31, 2017 and December 31, 2016, respectively, of liabilities for Daraprim® chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code, which amounts are subject to reimbursement by Turing in accordance with the terms of the Company's purchase agreement with Turing. From August 7, 2015 through March 31, 2017, the Company has made $45.3 million of such payments on Turing's behalf.

(2) As discussed in "Note 2. Business Acquisition," pursuant to certain agreed upon transition related services by and among the Company, Teva and Allergan after the closing of the Teva Transaction, the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the Company's acquisition of the products. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of March 31, 2017, the Company had paid $29.1 million related to chargebacks and rebates as described above and $13.3 million remained in accrued expenses on the Company's consolidated balance sheet.

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

A roll-forward of the return reserve activity for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Three Months Ended	Year Ended
Returns reserve	March 31, 2017	December 31, 2016
Beginning balance	$72,888	$48,950
Provision related to sales recorded in the period	11,577	52,383
Credits issued during the period	(8,682)	(28,445)
Ending balance	$75,783	$72,888

12. DEBT
Royal Bank of Canada Credit Facilities
On August 3, 2016, the Company entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the Company's existing Revolving Credit Facility Agreement (as amended and restated and amended to date, the "Amended and Restated Credit Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by the Company in accordance with the terms of the Amended and Restated Credit Agreement, (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million; and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021. On March 27, 2017, the Company entered into Amendment No. 1 by and among the Company, Royal Bank of Canada, as administrative agent, and the lenders party thereto (the “Amendment”) to the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company's and its restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company's and its restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, the Company must not permit its senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of March 31, 2017.

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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of March 31, 2017, the full amount of the $200.0 million Revolving Credit Facility remains available to the Company for working capital and other general corporate purposes.
In connection with the Term Loan Facility, the Company incurred $11.0 million of debt issuance costs for banking, legal and accounting fees and other expenses during the third quarter of 2016. In connection with the Amendment, the Company incurred $0.8 million of debt issuance costs for banking fees during the first quarter of 2017. These debt issuance costs were recorded on the Company's consolidated balance sheet as a reduction to the current and long-term portions of debt related to the Term Loan Facility. These deferred debt issuance costs will be accreted to interest expense over the term of the debt using the effective interest method. In connection with the increase in the aggregate principal amount of revolving loans permitted under the Revolving Credit Facility, the Company incurred $0.8 million of debt issuance costs for banking fees which were recorded as an asset with current and long-term portions on the Company's consolidated balance sheet. These deferred debt issuance costs, in addition to the $0.3 million balance remaining from the initial $100.0 million revolving credit facility, will be amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.
For the three months ended March 31, 2017, the Company recognized $4.4 million of interest expense related to the Term Loan Facility, of which $3.8 million was cash and $0.6 million was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of March 31, 2017, the Term Loan Facility had a carrying value of $330.8 million, of which $17.8 million is classified as current debt and $313.0 million is classified as long-term debt on the Company's consolidated balance sheets. The Term Loan Facility requires quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is payable in August 2021. As of March 31, 2017, the outstanding principal amount for the Term Loan Facility was $340.0 million.

Loss on Early Extinguishment of Debt - Voluntary Prepayment of $50.0 Million of Principal - RBC Term Loan Facility

On February 28, 2017, the Company made a voluntary prepayment in the amount of $50.3 million under its Term Loan Facility, representing $50.0 million of principal amount and $0.3 million of accrued interest thereon. As a result of this voluntary prepayment, for the quarter ended March 31, 2017, the Company recorded a loss on early extinguishment of debt of $1.2 million to write-off a pro rated portion of the related unaccreted debt issuance costs.

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

At the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Therefore, in accordance with guidance found in FASB ASC 470-20, Debt with Conversion and Other Options, and FASB ASC 815-15, Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt and will be accreted to interest expense over the term of the debt using the effective interest method. Although the Company subsequently amended the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock in December 2015, the debt discount remained and continues to be accreted to interest expense over the term of the debt. See “Note 13. Stockholders’ Equity” for additional information.

In connection with the issuance of the Notes, the Company incurred $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This amount was also recorded on the Company’s balance sheet as a reduction to the carrying value of the debt and is being accreted to interest expense over the term of the debt using the effective interest method.

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized $8.7 million and $8.3 million, respectively, of interest expense related to the Notes, of which $3.0 million for both periods was cash and $5.7 million and $5.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $452.1 million and $446.4 million as of March 31, 2017 and December 31, 2016, respectively. Accrued interest payable on the Notes of $3.5 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively, is included in accrued expenses on the Company's consolidated balance sheets.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of March 31, 2017 and December 31, 2016.
Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 74,048,203 shares have been issued and 73,804,474 shares were outstanding as of March 31, 2017. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of March 31, 2017 (in thousands):

Shares issued	74,048
Stock options outstanding(1)	3,343
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	96,333
(1)See “Note 15. Share-based Compensation.”
(2)See “Note 12. Debt.”

Warrants
As discussed in “Note 12. Debt,” on June 30, 2015, the Company entered into a series of Note Hedge Transactions and Warrant Transactions with a financial institution which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. Pursuant to the Warrant Transactions, the Company sold to a financial institution 9.47 million warrants to purchase the Company’s common stock, for which it received proceeds of $88.3 million. The warrants have an exercise price of $81.277 per share (subject to adjustment), are immediately exercisable, and have an expiration date of September 15, 2022.

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

Retained Earnings

Effective January 1, 2017, the Company adopted ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" and elected to eliminate the use of a forfeiture rate estimate in the determination of share-based compensation expense for restricted stock awards using the modified retrospective transition method. Adoption of the new guidance using this method resulted in a $1.4 million charge to opening retained earnings for 2017.

14. EARNINGS PER SHARE
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

The following is a reconciliation of basic and diluted net loss per share of common stock for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017		2016
Basic Loss Per Common Share:
Net loss	$(98,431)		$(10,408)
Weighted-average common shares outstanding	71,594		70,665
Basic loss per share	$(1.37)		$(0.15)

Diluted Loss Per Common Share:
Net loss	$(98,431)		$(10,408)
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(1)
Adjusted net loss	$(98,431)		$(10,408)

Weighted-average common shares outstanding	71,594		70,665
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(2)	—	(3)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(1)
Diluted weighted-average common shares outstanding	71,594	(2)	70,665	(3)
Diluted net loss per share	$(1.37)		$(0.15)

(1)
For the three month periods ended March 31, 2017 and March 31, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company’s outstanding Notes.

(2)
For the three month period ended March 31, 2017, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of March 31, 2017, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 3.34 million stock options outstanding and 2.21 million non-vested restricted stock awards.

(3)
For the three month period ended March 31, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of March 31, 2016, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 2.48 million stock options outstanding and 2.15 million non-vested restricted stock awards.

15. SHARE-BASED COMPENSATION
The Company recognizes the grant date fair value of each option and share of restricted stock over its vesting period. Stock options and restricted stock awards are granted under the Company’s Third Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”) and generally vest over a four year period and, in the case of stock options, have a term of ten years.
Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 15,950,000 shares. There were 2,491,671 and 2,233,393 stock options outstanding as of March 31, 2017 and December 31, 2016, respectively, and 2,207,455 and 2,160,127 non-vested restricted stock awards outstanding as of March 31, 2017 and December 31, 2016, respectively, under the 2002 Plan.

Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were 938 stock options outstanding at both March 31, 2017 and December 31, 2016 under the 1999 Plan.

Awards Granted Out of Plan - CEO Inducement

On March 27, 2017, the Company granted Paul M. Bisaro, its new President and Chief Executive Officer, an option to purchase 850,000 shares of the Company’s common stock pursuant to the terms of his Employment Agreement dated as of March 24, 2017 with the Company. The grant was made in accordance with NASDAQ’s employment inducement grant exemption and therefore was not granted under a stockholder approved plan. The grant is subject to the terms of an option agreement with Mr. Bisaro to evidence the award. There were 850,000 stock options outstanding related to this grant as of March 31, 2017.

The following table summarizes all of the Company's stock option activity for the current year through March 31, 2017:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	2,234,331	$22.67
Options granted	1,116,770	5.80
Options exercised	(6,122)	8.20
Options forfeited	(2,370)	10.57
Outstanding at March 31, 2017	3,342,609	$17.02
Options exercisable at March 31, 2017	1,623,770	$19.81
As of March 31, 2017, stock options outstanding and exercisable had average remaining contractual lives of 6.15 years and 5.77 years, respectively. Also, as of March 31, 2017, stock options outstanding and exercisable each had aggregate intrinsic values of $10.3 million and $2.7 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $27.9 million. As of March 31, 2017, the Company estimated there were 2,959,188 stock options and 1,954,245 shares of restricted stock granted to employees and service providers which had vested or were expected to vest.

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

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016	2,160,127	$34.02
Granted	165,501	10.75
Vested	(66,697)	34.28
Forfeited	(51,476)	35.62
Non-vested at March 31, 2017	2,207,455	$32.23
Included in the 66,697 shares of restricted stock vested during the three months ended March 31, 2017 are 31,682 shares with a weighted-average fair value of $14.13 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of March 31, 2017, the Company had 161,813 shares available for issuance of either stock options or restricted stock awards under the 2002 Plan. Although there were also 296,921 shares available for issuance under the 1999 Plan, the Company determined that it will cease granting equity awards under this plan. Additionally, the Company had 40,371 shares available for sale under its 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”).

As of March 31, 2017, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $64.0 million related to all of its share-based awards, which is expected to be recognized over a weighted average period of 2.1 years. The intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was immaterial and $4.0 million, respectively. The total fair value of restricted stock which vested during the three months ended March 31, 2017 and 2016 was $2.3 million and $2.6 million, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the Company’s common stock. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest over four years and have a term of ten years.

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Manufacturing expenses	$1,584	$1,368
Research and development	1,423	1,340
Selling, general and administrative	3,950	4,570
Total	$6,957	$7,278

16. RESTRUCTURINGS
Technical Operations Reduction-in-Force

In March 2017, the Company's management determined that a reduction-in-force was necessary in the Company's technical operations group in an effort to achieve greater operational efficiencies and to further streamline the organization. The Company eliminated a total of 18 positions, of which two employees will stay with the Company through the end of 2017. In connection with this reduction-in-force, management currently estimates that the Company will incur aggregate pre-tax charges for employee termination benefits of $2.5 million through the end of 2017, of which $1.8 million was recognized during the first quarter of 2017. As of March 31, 2017, the $1.8 million of employee termination benefits was included in accrued expenses on the Company’s consolidated balance sheet.

Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. This plan will take up to two years to complete. As a result of the restructuring, 215 positions are expected to be eliminated.

Management currently estimates that through mid-2018, the Company will incur aggregate pre-tax charges in connection with this plan of $48.3 million, of which $31.4 million has been incurred through the first quarter of 2017 and the remainder will be incurred by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost (in millions):

Type of Cost	Amount Expected to be Incurred
Employee retention and severance payments	$14.1
Technical transfer of products	11.2
Asset impairment and accelerated depreciation charges	20.9
Facilities lease terminations and asset retirement obligations	1.9
Legal and professional fees	0.2
Total estimated restructuring charges	$48.3

Employee retention and severance payments are being accrued over the estimated service period. For the three months ended March 31, 2017, the Company recorded $4.3 million of expense to cost of revenues on the consolidated statement of operations.

A rollforward of the charges incurred for the three months ended March 31, 2017 is as follows (in thousands):

	Balance as of	Expensed/	Cash	Non-Cash	Balance as of
	December 31, 2016	Accrued Expense	Payments	Items	March 31, 2017
Employee retention and severance payments	$5,945	$1,480	$(155)	$—	$7,270
Technical transfer of products	—	1,188	(1,188)	—	—
Asset impairment and accelerated depreciation charges	—	1,561	—	(1,561)	—
Facilities lease terminations and asset retirement obligations	209	93	—	—	302
Legal and professional fees	—	—	—	—	—
Total	$6,154	$4,322	$(1,343)	$(1,561)	$7,572

Hayward, California Technical Operations and R&D
In November 2015, the Company's management assessed the headcount in the technical operations and research and development groups in Hayward, California, primarily as a result of the resolution of the warning letter at the Hayward facility, and determined that a reduction-in-force was necessary to adjust the headcount to the operating conditions of the post-warning letter resolution environment. The Company eliminated 27 positions and recorded an accrual for severance and related employee termination benefits of $2.5 million during the quarter ended December 31, 2015. As of March 31, 2017, the full $2.5 million has been paid.

17. INCOME TAXES
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. However, the Company has used a discrete effective tax rate method to calculate taxes for the three month period ended March 31, 2017. The Company determined that since small changes in estimated “ordinary” income (or loss) would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three month period ended March 31, 2017.

During the three month period ended March 31, 2017 and 2016, the Company recognized an aggregate consolidated tax expense (benefit) of $30.9 million and $(7.1) million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three month periods ended March 31, 2017 and 2016 was 45.8% and (40.5)%, respectively. The amount of tax expense recorded for the three months ended March 31, 2017 reflects the Company’s estimate as of such date using the discrete effective tax rate method. The amount of tax benefit recorded for the three month period ended March 31, 2016 was calculated using the annual estimated rate method. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described in "Note 7. Accounts Receivable" was also reflected in income tax benefit for the three months ended March 31, 2016. Excluding the discrete item, the Company’s estimate of the annualized effective tax rate for the three months ended March 31, 2016 was 34%.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective evidence that management evaluated was the cumulative loss incurred over the three year period ended December 31, 2016. Such objective evidence limits management's ability to consider other subjective evidence, such as projected taxable income.

On the basis of this evaluation, as of December 31, 2016, the Company established a valuation allowance of $108.8 million. During the three month period ended March 31, 2017, the Company considered new evidence, both positive and negative, that could impact the Company's assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended March 31, 2017, an additional valuation allowance in the amount of $53.9 million was recorded against the gross deferred tax asset balance for a total valuation allowance of $162.7 million as of March 31, 2017.

Tower Holdings, Inc. (“Tower”) is currently under audit for federal income tax by the U.S. Internal Revenue Service ("IRS") for the tax year ended March 9, 2015, which pre-dates the Company’s acquisition of Tower. The Company and the former stockholders of Tower are currently cooperating with the IRS in connection with the audit. Under the terms of the Stock Purchase Agreement related to the Tower Acquisition, the Company is not responsible for pre-acquisition income tax liabilities. Neither the Company nor any of its other affiliates is currently under audit for federal income tax.

As of March 31, 2017, no provision has been made for U.S. federal deferred income taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

18. ALLIANCE AND COLLABORATION AGREEMENTS
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

•
Product sales in excess of a pre-specified threshold, such as annual sales exceeding $100.0 million. The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company sold all remaining AG Products in its inventory during the year ended December 31, 2016. Pursuant to the terms of the Amended and Restated Shire Agreement, the Company is required to pay to Shire a specified profit share based on sales of the AG Product and a specified profit share based on sales of the Company’s generic Adderall XR® product. The Company began selling its generic Adderall XR® product during the second quarter of 2016. The Company owed a profit share payable to Shire of $0.8 million during the three months ended March 31, 2017, based on sales of the AG Product and the Company’s generic Adderall XR® product and of $4.0 million during the three months ended March 31, 2016, based on sales of the AG Product, in each case with a corresponding charge included in the cost of revenues line in the consolidated statement of operations.
Development, Supply and Distribution Agreement with TOLMAR, Inc.
In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. As of March 31, 2017, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar up to an aggregate amount of $25.0 million upon the achievement of certain specified milestone events. The contingent milestone payments are initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events are capitalized and amortized over the remaining estimated useful life of the approved product. As of March 31, 2017, the Company had paid a total of $20.0 million to Tolmar upon the achievement of certain specified milestone events, including $12.0 million upon the achievement of a regulatory milestone event and $5.0 million upon the achievement of a commercialization event, and does not currently expect to make any additional milestone payments under the agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company is also required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $0.9 million and $24.7 million during the three months ended March 31, 2017 and 2016, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations.

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

As of March 31, 2017, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the Teva Agreement. Further, in connection with the Teva Transaction and as described in “Note 2. Business Acquisition,” the Company and Teva terminated each party’s rights and obligations under the Teva Agreement effective on August 3, 2016 with respect to the methylphenidate hydrochloride product (generic Concerta®).

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

The Joint Development Agreement results in three items of revenue for the Company, as follows:

(1)
Research & Development Services. Revenue from the remaining $8.0 million of contingent milestone payments, will be recognized using the Milestone Method of accounting. Revenue recognized under the Joint Development Agreement is included in “Note 22. Supplementary Financial Information,” in the line item captioned “Other Revenues.”

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Beginning from January 2013, the Company has paid AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company has also paid to AstraZeneca royalties based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company owed a royalty payable to AstraZeneca of $3.3 million and $4.0 million during the three months ended March 31, 2017 and 2016, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, referred to by the Company as IPX239. The Company paid Durect a $2.0 million up-front payment upon signing of the agreement which was recognized immediately as research and development expense. The Company has the potential to pay up to $61.0 million in additional contingent milestone payments upon the achievement of certain specified development and commercialization events under the agreement. If IPX239 is commercialized, the Company would also be required to pay a tiered royalty based on product sales.

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

19. COMMITMENTS AND CONTINGENCIES
Executive Employment Agreements
The Company is a party to employment and separation agreements with certain members of its executive management team that provide for severance and other payments following termination of their employment for various reasons.
Lease Agreements
The Company leases land, office space, manufacturing, warehouse and research and development facilities, and equipment under non-cancelable operating leases expiring at various dates through December 2027.
Purchase Order Commitments
As of March 31, 2017, the Company had $126.8 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

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

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. The case went to trial in September 2016. On March 29, 2017, the District Court issued a Trial Opinion finding the asserted patents valid and infringed. On April 17, 2017, the District Court entered a Final Judgment and Injunction that, inter alia, bars FDA approval of Lannett’s proposed generic product prior to May 29, 2021.

Impax Laboratories Inc., et al. v. Par Pharmaceutical, Inc. (Zomig®)

On September 23, 2016, the Company filed suit against Par Pharmaceutical, Inc. (“Par”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Par ANDA relating to Zolmitriptan Nasal Spray, 2.5 mg and 5 mg, generic to Zomig® Nasal Spray. On October 12, 2016, the parties stipulated to stay the case pending the outcome of the related case, Impax Laboratories Inc., et al. v. Lannett matter described above. On April 24, 2017, the parties stipulated that the stay shall remain in effect until the Impax Laboratories Inc., et al. v. Lannett matter is fully resolved. As such, Par has not yet filed an answer or counterclaims to the Company’s complaint. The 30-month stay of approval for applicable to the Par ANDA has been tolled pending resumption of this case.

Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. In December 2016, the Company filed a related action alleging infringement of related, later-issued U.S. Patent No. 9,463,246, which was consolidated with the lead action. Actavis filed an answer and counterclaims on November 19, 2015 in the lead action and on January 13, 2017 in the related action. Fact discovery and claim construction briefing have concluded and a claim construction hearing was held on April 26, 2017. On May 9, 2017, the District Court issued a decision interpreting certain claim terms in dispute in the litigation. Trial is expected in the fall of 2017.

Impax Laboratories, Inc. v. Sandoz Inc. (Rytary®)

On March 31, 2017, the Company filed suit against Sandoz Inc. in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; 9,089,607; 9,089,608; 9,463,246; and 9,533,046, based on the filing of Sandoz’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Sandoz has not yet answered or otherwise responded to the Complaint.

Sanofi-Aventis U.S. LLC, et al. v. Impax Laboratories, Inc.

On January 3, 2017, Sanofi-Aventis U.S. LLC, Aventisub LLC, Sanofi, and Genzyme Corporation filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Teriflunomide Oral Tablets, 14 mg, generic to Aubagio®. The case was settled and terminated on April 21, 2017.

Bristol-Myers Squibb Company, et al. v. Impax Laboratories, Inc.

On April 10, 2017, Bristol-Myers Squibb Company and Pfizer Inc. filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Apixaban Tablets, 2.5 mg and 5 mg, generic to Eliquis®. The Company’s answer currently is due on June 2, 2017. No further schedule has been set.

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

In re Generic Pharmaceuticals Pricing Antitrust Litigation

From March 2016 to April 2017, 22 complaints were filed as class actions on behalf of direct and indirect purchasers against manufacturers of generic digoxin and doxycycline and the Company alleging a conspiracy to fix, maintain and/or stabilize prices of these generic products. From January 2017 to April 2017, three complaints were filed on behalf of indirect purchasers against manufacturers of generic lidocaine/prilocaine and the Company alleging a conspiracy to fix, maintain and/or stabilize prices of these generic products.

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

On April 25, 2017, Plaintiff Louisiana Health Service Indemnity Company, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

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

On April 17, 2017, Plaintiff UFCW Local 1500 Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated against manufacturers of generic lidocaine/prilocaine and the Company alleging a conspiracy to fix, maintain and/or stabilize prices of this generic drug.

On April 25, 2017, Plaintiff Louisiana Health Service Indemnity Company, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated against manufacturers of generic lidocaine/prilocaine and the Company alleging a conspiracy to fix, maintain and/or stabilize prices of this generic drug.

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation.” On January 27, 2017, plaintiffs filed two consolidated class action complaints. With respect to doxycycline, the plaintiffs dropped their allegations against the Company. On March 28, 2017, the Company, separately and along with other defendants, filed motions to dismiss the digoxin class action complaint. Briefing has been taken off calendar by the court. On April 6, 2017, the Judicial Panel on Multidistrict Litigation ordered the consolidation of all civil actions involving allegations of antitrust conspiracies in the generic pharmaceutical industry regarding 18 generic drugs to the Eastern District of Pennsylvania. The consolidated actions have been renamed In re Generic Pharmaceuticals Pricing Antitrust Litigation. No schedule has been set.

AWP Litigation

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania. On May 17, 2016, this case was stayed. On January 18, 2017, the Company, along with the other defendants, filed a joint motion to dismiss the complaint. Briefing has been completed and no court decision has been received.

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

Impax Laboratories, Inc. v. Turing Pharmaceuticals AG

On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”).  Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $38.1 million and for future amounts that may be due. Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, the Company filed a motion for summary judgment and briefing has been completed. No trial date has been set.

Telephone Consumer Protection Act Cases

On January 31, 2017, Plaintiff Family Medicine Pharmacy LLC filed a class action complaint in the United States District Court for the Southern District of Alabama on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act of 2005 (the "Telephone Consumer Protection Act"). On March 27, 2017, the Company filed a motion to dismiss the complaint and plaintiff filed an amended complaint on April 10, 2017. No schedule has been set.

On February 14, 2017, Plaintiff Medicine To Go Pharmacies, Inc. filed a class action complaint in the United States District Court for the District of New Jersey on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act. On April 17, 2017, the Company filed a motion to dismiss, transfer, or stay this case in light of the first-filed case described above.

Securities Class Action

On April 17, 2017, Lead Plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company’s response to the amended complaint is due on June 1, 2017.

21. SEGMENT INFORMATION
The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 22. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are reported under the caption “Other Revenues” in “Note 22. Supplementary Financial Information.”
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
Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 22. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2017	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$134,147	$50,256	$—	$184,403
Cost of revenues	103,335	16,897	—	120,232
Cost of revenues impairment charges	39,280	—	—	39,280
Selling, general and administrative	6,468	16,330	24,257	47,055
Research and development	17,396	5,093	—	22,489
In-process research and development impairment charges	6,079	—	—	6,079
Patent litigation expense	368	704	—	1,072
(Loss) income before income taxes	$(38,779)	$11,232	$(39,983)	$(67,530)

Three Months Ended March 31, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$170,079	$55,429	$—	$225,508
Cost of revenues	110,122	12,796	—	122,918
Selling, general and administrative	4,774	13,818	25,706	44,298
Research and development	14,595	4,427	—	19,022
Patent litigation expense	114	1,205	—	1,319
Income (loss) before income taxes	$40,474	$23,183	$(81,151)	$(17,494)
Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three month periods ended March 31, 2017 and 2016 are set forth below (in thousands):

Segment	Product Family	March 31, 2017
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$20,318	11%	(1)
Impax Specialty Pharma	Rytary® family	$19,905	11%	(2)
Impax Generics	Oxymorphone HCI ER family	$18,970	10%	(3)
Impax Generics	Budesonide family	$15,827	9%	(4)
Impax Generics	Amphetamine Salts ER (CII) family (generic Adderall®)	$12,173	7%	(5)

Segment	Product Family	March 31, 2016
		$	%
Impax Generics	Diclofenac Sodium Gel family (generic Solaraze®)	$50,290	22%	(6)
Impax Generics	Amphetamine Salts ER (CII) family (generic Adderall®)	$21,518	10%	(5)
Impax Generics	Fenofibrate family	$16,380	7%	(7)
Impax Specialty Pharma	Rytary® family	$14,926	7%	(2)
Impax Specialty Pharma	Albenza® family	$13,088	6%	(8)

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

(4) Budesonide product family consists of the budesonide inhalation suspension formulation of the product in two different strengths and is indicated for the maintenance treatment of asthma and as prophylactic therapy in children 12 months to 8 years of age.

(5) Amphetamine Salts extended release (ER) capsules, CII (generic Adderall XR®) product family consists of the capsules product in six different strengths and is indicated for the treatment of attention deficit hyperactivity disorder.

(6) Diclofenac Sodium Gel (generic Solaraze®) product family consists of one product strength and is indicated for the topical treatment of actinic keratosis.

(7) Fenofibrate product family consists of products in both capsule and tablet dosage forms in seven different strengths and is indicated as adjunctive therapy to diet to reduce elevated LDL-C, Total-C, Triglycerides and Apo B, and to increase HDL-C in adult patients with primary hypercholesterolemia or mixed dyslipidemia (Fredrickson Types IIa and IIb); and also indicated as adjunctive therapy to diet for treatment of adult patients with hypertriglyceridemia (Fredrickson Types IV and V hyperlipidemia).

(8) Albenza® product family consists of one strength and is indicated for the treatment of parenchymal neurocysticercosis due to active lesions caused by larval forms of the pork tapeworm, Taenia solium and the treatment of cystic hydatid disease of the liver, lung, and peritoneum, caused by the larval form of the dog tapeworm, Echinococcus granulosus.

Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with $133.1 million and $134.9 million of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

22. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected financial information for the quarterly period noted is as follows:

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2017
Revenue:
Impax Generic Product sales, gross	$630,672
Less:
Chargebacks	298,744
Rebates	164,792
Product Returns	9,733
Other credits	28,481
Impax Generic Product sales, net	128,922

Rx Partner	5,159
Other Revenues	66
Impax Generic Division revenues, net	134,147

Impax Specialty Pharma sales, gross	84,133
Less:
Chargebacks	9,828
Rebates	4,483
Product Returns	1,844
Other credits	17,722
Impax Specialty Pharma sales, net	50,256

Impax Specialty Pharma revenues, net	50,256

Total revenues	184,403

Gross profit	24,891

Net loss	$(98,431)

Net loss per common share:
Basic	$(1.37)
Diluted	$(1.37)

Weighted-average common shares outstanding:
Basic	71,594,472
Diluted	71,594,472

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2016
Revenue:
Impax Generic Product sales, gross	$611,281
Less:
Chargebacks	217,354
Rebates	185,476
Product Returns	11,913
Other credits	29,354
Impax Generic Product sales, net	167,184

Rx Partner	2,835
Other Revenues	60
Impax Generic Division revenues, net	170,079

Impax Specialty Pharma sales, gross	82,073
Less:
Chargebacks	6,111
Rebates	2,853
Product Returns	1,508
Other credits	16,172
Impax Specialty Pharma sales, net	55,429

Impax Specialty Pharma revenues, net	55,429

Total revenues	225,508

Gross profit	102,590

Net loss	$(10,408)

Net loss per common share:
Basic	$(0.15)
Diluted	$(0.15)

Weighted-average common shares outstanding:
Basic	70,665,394
Diluted	70,665,394

23. SUBSEQUENT EVENTS

Consolidation and Improvement Plan

On May 10, 2017, the Company announced that it has initiated a series of actions that are designed to improve manufacturing and R&D efficiencies, capitalize on growth opportunities, improve profitability and mitigate current challenges. The actions include:

•	Consolidating all of Generic R&D, U.S. manufacturing and packing operations to its Hayward, CA facility;

•	Continuing the previously announced closure of the Middlesex, NJ manufacturing site, which will now include the closure of the Middlesex Generic R&D site;

•	Reorganizing certain functions including quality, engineering and supply chain operations;

•	Reviewing strategic alternatives for the Company’s Taiwan manufacturing site, including a sale of the facility or, in the alternative, a closure of the facility; and

•	Rationalizing the generic portfolio to eliminate low-value products and streamline operations.

By consolidating activities as outlined above, the Company expects to achieve cost savings and operating efficiency benefits, while maintaining the infrastructure and expertise needed to capitalize on product and pipeline strengths. The Company will incur cash charges of up to $65.0 million to fully achieve these new initiatives. The timing to incur cash charges is dependent on the execution of the strategic alternatives relating to the Taiwan site.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, risks related to acquisitions of or investments in technologies, products or businesses, risks relating to goodwill and intangibles, the reduction or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, our ability to sustain profitability and positive cash flows, the impact of any valuation allowance on our deferred tax assets, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements to settle patent litigations, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of Numient® (IPX066) outside of the United States, the impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2016. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

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

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of March 31, 2017, we marketed 209 generic pharmaceuticals, which represent dosage variations of 73 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of March 31, 2017, in our Impax Generics Division, we had 24 applications pending at the FDA and 18 other products in various stages of development for which applications have not yet been filed.

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

We have in the past made, and may in the future continue to make, acquisitions of businesses or products. For instance, on March 9, 2015, we acquired Tower Holdings, Inc. and its subsidiaries, including CorePharma, LLC and Lineage Therapeutics, Inc. (the “Tower Acquisition”). On August 3, 2016, we completed an acquisition of specified assets related to certain marketed and pipeline generic pharmaceutical products and the return to us of our full commercial rights to our pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride) from Teva Pharmaceutical Industries Ltd. (“Teva”) and certain its affiliates (the “Teva Transaction”). Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 2. Business Acquisition” above for details related to the Teva Transaction. Acquisitions involve numerous risks and expenses, including difficulties in assimilating the personnel, operations and products of the acquired companies or products, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience, and the potential loss of key employees of the acquired company. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under our several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the three months ended March 31, 2017.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates and administrative fees, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the three months ended March 31, 2017, the three large wholesalers accounted for 98% of our chargebacks and 67% of our indirect sales rebates. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in the three month and one year periods ended March 31, 2017 and December 31, 2016, respectively.

The following tables are rollforwards of the activity in the reserves for the three months ended March 31, 2017 and the year ended December 31, 2016 with an explanation for any significant changes in the accrual percentages (in thousands):

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Chargeback reserve
Beginning balance	$151,978	$102,630
Provision recorded during the period	308,572	1,011,400
Credits issued during the period	(321,647)	(962,052)
Ending balance	$138,903	$151,978
Provision as a percent of gross product sales	43%	36%
As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased from 36% during the year ended December 31, 2016 to 43% during the three months ended March 31, 2017 primarily due to the change in product sales mix due to the Teva Transaction, which closed in August 2016 and which products carry a higher chargeback rate, and the timing of the price reduction for the epinephrine auto-injector in late 2016.

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Rebate reserve
Beginning balance	$300,647	$265,229
Provision recorded during the period	169,275	768,629
Credits issued during the period	(238,182)	(733,211)
Ending balance	$231,740	$300,647
Provision as a percent of gross product sales	24%	27%

As noted in the table above, the provision for rebates, as a percent of gross product sales, decreased from 27% during the year ended December 31, 2016 to 24% during the three months ended March 31, 2017 primarily due to lower product sales of diclofenac sodium gel, which carried a higher rebate rate.

The table above represents rebates in both the Impax Generics and Impax Specialty Pharma divisions. The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on our balance sheet. Only rebates in the Impax Generics division are shown in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 7. Accounts Receivable," as Impax Specialty Pharma rebates are classified as Accrued Expenses on our consolidated balance sheets.

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Returns reserve
Beginning balance	$72,888	$48,950
Provision related to sales recorded in the period	11,577	52,383
Credits issued during the period	(8,682)	(28,445)
Ending balance	$75,783	$72,888
Provision as a percent of gross product sales	1.6%	1.9%

The provision for returns as a percent of gross product sales decreased to 1.6% during the three month period ended March 31, 2017 compared to 1.9% during the year ended December 31, 2016 primarily due to more favorable returns experience for certain products.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $71.7 million and $72.1 million as of March 31, 2017 and December 31, 2016, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $5.9 million and $7.0 million as of March 31, 2017 and December 31, 2016, respectively.

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

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including, but not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight we afford the evidence is commensurate with the extent the evidence may be objectively verified. As such, we did not rely on or project future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016 or the three months ended March 31, 2017.

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

Our consolidated net deferred tax asset valuation allowance totaled $162.7 million as of March 31, 2017, such that we realize on a more likely than not basis, a tax-effected net deferred tax asset of $37.8 million. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

We concluded the carrying value of goodwill was not impaired as of December 31, 2016, as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. As of March 31, 2017, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations that would require us to perform an interim impairment test.

Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Total revenues	$184,403	$225,508	$(41,105)	(18)%
Gross profit	24,891	102,590	(77,699)	(76)%
(Loss) income from operations	(51,804)	37,951	(89,755)	*
Loss before income taxes	(67,530)	(17,494)	(50,036)	*
Provision for (benefit from) income taxes	30,901	(7,086)	37,987	*
Net loss	$(98,431)	$(10,408)	$(88,023)	*
* Percentage exceeds 100%

Consolidated total revenues for the three month period ended March 31, 2017 decreased by 18%, or $41.1 million, to $184.4 million compared to $225.5 million for the three month period ended March 31, 2016. The decrease was attributable to both lower Impax Generics division and lower Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 20.4%, while volumes for existing products decreased consolidated total revenues by 9.5%, in each case compared to the same period of 2016. New products launches, including those resulting from acquisitions, increased consolidated total revenues by 11.7% compared to the same period of 2016.

Revenues from our Impax Generics division decreased by $35.9 million during the three month period ended March 31, 2017, as compared to the prior year period. The decrease compared to the prior year was primarily due to increased competition on diclofenac sodium gel, metaxalone, generic Adderall XR®, and fenofibrate. These decreases were partially offset by increased sales of epinephrine auto-injector, oxymorphone ER and the products acquired as part of the Teva Transaction.

Revenues from our Impax Specialty Pharma division decreased by $5.2 million during the three month period ended March 31, 2017, as compared to the prior year period. The decrease was primarily attributable to higher sales of Rytary® that were more than offset by lower sales of Zomig® and our anthelmintic products franchise.

Net loss for the three month period ended March 31, 2017 was $98.4 million, an increase of $88.0 million compared to $10.4 million for the three month period ended March 31, 2016. The net loss for the three month period ended March 31, 2017 was primarily driven by $45.4 million in intangible asset impairment charges, for which there were no comparable charges during the prior year period, as well as a $30.9 million income tax provision on the current period net loss before taxes, for which there was a $7.1 million benefit from income taxes recognized on the prior year period loss before taxes. Due to our cumulative loss over the three year period ended March 31, 2017, no current tax benefit could be recorded on our first quarter loss before taxes. In addition, we revalued our deferred tax assets in a new reporting period in accordance with GAAP. Included in our results for the three month period ended March 31, 2016 was a $48.0 million reserve recorded as a result of the uncertainty of collection of the receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities, as compared to $0.3 million of such charges during the three month period ended March 31, 2017. Refer to "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 7. Accounts Receivable" for information related to the receivable due from Turing.

Of the $45.4 million of intangible asset impairment charges we incurred during the three month period ended March 31, 2017, we recognized $39.3 million in cost of revenues impairment charges and $6.1 million in in-process research and development impairment charges on our consolidated statement of operations. The $45.4 million impairment charge was almost entirely attributable to three products, two of which are currently marketed products and one of which is an IPR&D product, all acquired as part of the Teva Transaction. For the currently marketed products, the impairment charge was the result of continued significant price and volume erosion during the quarter ended March 31, 2017 without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows. For the IPR&D product, the impairment charge was the result of increased estimated research and development expenses and a delay in the anticipated product launch due to a change in the regulatory strategy to secure FDA approval of such product.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Impax Generics sales, net	$128,922	$167,184	$(38,262)	(23)%
Rx Partner	5,159	2,835	2,324	82%
Other Revenues	66	60	6	10%
Total revenues	134,147	170,079	(35,932)	(21)%
Cost of revenues	103,335	110,122	(6,787)	(6)%
Cost of revenues impairment charges	39,280	—	39,280	*
Gross (loss) profit	(8,468)	59,957	(68,425)	*
Operating expenses:
Selling, general and administrative	6,468	4,774	1,694	35%
Research and development	17,396	14,595	2,801	19%
In-process research and development impairment charges	6,079	—	6,079	*
Patent litigation expense	368	114	254	*
Total operating expenses	30,311	19,483	10,828	56%
(Loss) income from operations	$(38,779)	$40,474	$(79,253)	*
* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the three month period ended March 31, 2017 were $134.1 million, a decrease of $35.9 million or 21% over the prior year period. The decrease compared to the prior year was primarily due to increased competition on diclofenac sodium gel, metaxalone, generic Adderall XR®, and fenofibrate. These decreases were partially offset by increased sales of epinephrine auto-injector, oxymorphone ER and the products acquired as part of the Teva Transaction.

Cost of Revenues

Cost of revenues was $103.3 million for the three month period ended March 31, 2017, a decrease of $6.8 million from the prior year period. The decrease was primarily attributable to lower costs related to decreased product revenue compared to the prior year period. Such reduced costs during the three month period ended March 31, 2017 compared to the prior year period were partially offset by higher intangible asset amortization expenses resulting from the Teva Transaction, higher restructuring costs incurred in conjunction with the closure of our Middlesex, New Jersey facility and the reduction-in-force of the Technical Operations department, and higher inventory underabsorption charges related to the closure of our Middlesex, New Jersey facility.

Cost of Revenues Impairment Charges

Cost of revenues impairment charges were $39.3 million for the three month period ended March 31, 2017. There were no comparable charges in the three month period ended March 31, 2016. The $39.3 million of first quarter 2017 impairment charges were due to continued significant price and volume erosion during the quarter on two currently marketed products acquired in the Teva Transaction without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows.

Gross (Loss) Profit

Gross (loss) for the three month period ended March 31, 2017 was ($8.5) million, or 6% of total revenues, as compared to gross profit of $60.0 million, or 35% of total revenues, for the prior year period. The decreases in gross profit and gross margin were primarily due to intangible asset impairment charges, lower product sales, increased intangibles amortization, increased restructuring costs and higher inventory underabsorption charges, as noted above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended March 31, 2017 were $6.5 million, as compared to $4.8 million for the three month period ended March 31, 2016. The $1.7 million increase from the prior year period was primarily attributable to higher marketing and freight costs.

Research and Development Expenses

Research and development expenses for the three month period ended March 31, 2017 were $17.4 million, as compared to $14.6 million for the three month period ended March 31, 2016. The $2.8 million increase from the prior year period was primarily due to higher internal project costs and higher personnel costs from increased research and development activities. These increases were partially offset by lower external development costs compared to the prior year period.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $6.1 million for the three month period ended March 31, 2017. There were no comparable charges during the three month period ended March 31, 2016. The $6.1 million of first quarter 2017 impairment charges were due to increased estimated research and development expenses and a delay in the anticipated product launch on a product candidate acquired in the Teva Transaction due to a change in the regulatory strategy to secure FDA approval of such product.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended March 31, 2017 were $0.4 million, as compared to $0.1 million for the three month period ended March 31, 2016. The $0.3 million increase from the prior year period was due to increased legal activity related to cases during the current year period.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Rytary® sales, net	$19,905	$14,926	$4,979	33%
Zomig® sales, net	9,857	11,450	(1,593)	(14)%
All other Specialty Pharma Product sales, net	20,494	29,053	(8,559)	(29)%
Total revenues	50,256	55,429	(5,173)	(9)%
Cost of revenues	16,897	12,796	4,101	32%
Gross profit	33,359	42,633	(9,274)	(22)%
Operating expenses:
Selling, general and administrative	16,330	13,818	2,512	18%
Research and development	5,093	4,427	666	15%
Patent litigation expense	704	1,205	(501)	(42)%
Total operating expenses	22,127	19,450	2,677	14%
Income from operations	$11,232	$23,183	$(11,951)	(52)%
Revenues

Total revenues for the Impax Specialty Pharma division for the three month period ended March 31, 2017 were $50.3 million, a decrease of $5.2 million or 9% over the prior year period. The decrease from the prior year period was primarily due higher sales of Rytary® that were more than offset by lower sales of Zomig® and our anthelmintic products franchise.

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2017 was $16.9 million, as compared to $12.8 million for the three month period ended March 31, 2016. The $4.1 million increase from the prior year period was primarily due to an increase in the reserve for short-dated Rytary® inventory.

Gross Profit

Gross profit for the three month period ended March 31, 2017 was $33.4 million, or 66% of total revenues, as compared to $42.6 million, or 77% of total revenues, for the prior year period. The decreases in gross profit and gross margin from the prior year period were primarily attributable to lower product sales and an increase in the reserve for short-dated Rytary® inventory, as discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended March 31, 2017 were $16.3 million as compared to $13.8 million for the three month period ended March 31, 2016. The $2.5 million increase from the prior year period was primarily due to higher advertising and promotion costs related to Rytary® and higher costs related to the increased sales force, which was expanded in the second quarter of 2016.

Research and Development

Research and development expenses for the three month period ended March 31, 2017 were $5.1 million, as compared to $4.4 million for the three month period ended March 31, 2016. The $0.7 million increase from the prior year period was primarily due to increased research and development activities related to our branded initiatives.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended March 31, 2017 were $0.7 million, as compared to $1.2 million for the three month period ended March 31, 2016. The $0.5 million decrease from the prior year period was primarily due to reduced patent litigation activity.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
General and administrative expenses	$24,257	$25,706	$(1,449)	(6)%
Unallocated corporate expenses	(24,257)	(25,706)	1,449	(6)%
Interest expense	(13,380)	(8,331)	(5,049)	61%
Interest income	154	333	(179)	(54)%
Reserve for Turing receivable	(317)	(48,043)	47,726	(99)%
Loss on debt extinguishment	(1,215)	—	(1,215)	*
Other (expense) income, net	(968)	596	(1,564)	*
Loss before income taxes	(39,983)	(81,151)	41,168	(51)%
Provision for (benefit from) income taxes	$30,901	$(7,086)	$37,987	*
* Percentage exceeds 100%
General and Administrative Expenses

General and administrative expenses were $24.3 million for the three month period ended March 31, 2017, as compared to $25.7 million for the three month period ended March 31, 2016. The $1.4 million decrease was primarily due to lower expenses related to the absence of a permanent President and Chief Executive Officer prior to Mr. Bisaro's appointment as our new President and Chief Executive Officer effective March 27, 2017, and lower IT and business development spending. These reduced expenses were partially offset by higher legal expenses compared to the prior year period.

Interest Expense

Interest expense was $13.4 million for the three month period ended March 31, 2017, a $5.0 million increase from the three month period ended March 31, 2016. Interest expense for the first quarter of 2017 reflected interest on our $600.0 million senior convertible notes, interest on our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, and interest on our Revolving Credit Facility. In contrast, interest expense for the first quarter of 2016 reflected interest expense on our $600.0 million senior convertible notes and interest on our Revolving Credit Facility.

Interest Income

Interest income was $0.2 million for the three month period ended March 31, 2017, which was relatively consistent with interest income for the three month period ended March 31, 2016.

Reserve for Turing Receivable

During the three month period ended March 31, 2016, we recorded a reserve of $48.0 million, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of March 31, 2016. We added $0.3 million to the reserve during the three month period ended March 31, 2017, as a result of additional claims received during the quarter.

Loss on Debt Extinguishment

On February 28, 2017, we made a voluntary prepayment in the amount of $50.3 million under our Term Loan Facility, representing $50.0 million of principal amount and $0.3 million of accrued interest thereon. As a result of this voluntary prepayment, for the quarter ended March 31, 2017, we recorded a loss on early extinguishment of debt of $1.2 million to write-off a pro rated portion of the unaccreted debt issuance costs related to the Term Loan Facility. There was no comparable loss in the three month period ended March 31, 2016.

Other (expense) income, net

Other expense, net was $1.0 million for the three month period ended March 31, 2017, as compared to other income, net of $0.6 million for the three month period ended March 31, 2016. The expense during the three month period ended March 31, 2017 primarily consisted of foreign exchange losses, a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®), and losses on the disposal of fixed assets. The income in the three month period ended March 31, 2016 was primarily due to the receipt of a legal settlement payment.

Income taxes

During the three month period ended March 31, 2017 and 2016, we recognized aggregate consolidated tax expense (benefit) of $30.9 million and $(7.1) million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three month periods ended March 31, 2017 and 2016 was 45.8% and (40.5)%, respectively. The amount of tax liability recorded for the three month period ended March 31, 2017 was calculated using the discrete effective tax rate method, while the tax benefit recorded for the three month period ended March 31, 2016 was calculated using the annual estimated effective tax rate method.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective that evidence management evaluated was the cumulative loss incurred over the three year period ended December 31, 2016. Such objective evidence limits our ability to consider other subjective evidence, such as projected taxable income.

On the basis of this evaluation, as of December 31, 2016, we established a valuation allowance of $108.8 million. During the three month period ended March 31, 2017, we considered new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended March 31, 2017, we have provided an additional valuation allowance in the amount of $53.9 million recorded against the gross deferred tax asset balance for a total valuation allowance of $162.7 million as of March 31, 2017.

A discrete tax benefit of $17.4 million was reflected in income tax benefit for the three months ended March 31, 2016. Excluding discrete items, our estimate of the annualized effective tax rate for the three months ended March 31, 2016 was 34%.

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

Cash and Cash Equivalents

At March 31, 2017, we had $157.3 million in cash and cash equivalents, a decrease of $22.9 million as compared to December 31, 2016. As more fully discussed below, the decrease in cash and cash equivalents during the three month period ended March 31, 2017 was primarily driven by $56.1 million of net cash used in financing activities and $8.2 million of net cash used in investing activities, partially offset by $39.8 million of cash provided by operating activities.

Cash Flows - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net cash provided by operating activities for the three month period ended March 31, 2017 was $39.8 million, a decrease of $39.1 million compared to $78.9 million for the same period of the prior year. The period over period decrease in net cash provided by operating activities was driven by an $88.0 million increase in net loss for the first quarter of 2017 compared to the first quarter of 2016. However, offsetting this, there were also large changes in the adjustments to reconcile net loss to net cash provided by operating activities. We incurred non-cash intangible asset impairment charges of $45.4 million during the first quarter of 2017, for which there were no comparable charges in the prior year period. In addition, there was a significant change in our deferred tax position as a result of our three-year cumulative loss position and the need to provide for income taxes while in a current year loss position. Although cash collections from accounts receivable were strong in each of the three month periods ended March 31, 2017 and 2016, the reduction in accounts receivable was greater in the first quarter of 2016 than it was in the first quarter of 2017 as we collected on significant fourth quarter of 2015 sales of diclofenac sodium gel, a product partnered with Tolmar and for which royalty payments were accrued. For this reason, the change in accounts receivable between periods was offset by the change in accrued expenses between periods, as royalty payments due to Tolmar declined because of significantly lower sales of diclofenac sodium gel during the fourth quarter of 2016. Non-cash interest expense and product amortization increased for the first quarter of 2017 compared to the first quarter of 2016 due to the completion of the Teva Transaction and related financing on August 3, 2016.

Net cash used in investing activities for the three month period ended March 31, 2017 was $8.2 million, a decrease of $6.2 million compared to $14.4 million for the same period of the prior year. The period over period decrease in net cash used in investing activities was primarily due to a payment of $3.5 million for licensing agreements during the first quarter of 2016, for which there was no similar activity during first quarter of 2017, as well as lower capital expenditures during the first quarter of 2017 compared to the first quarter of 2016.

Net cash used in financing activities for the three month period ended March 31, 2017 was $56.1 million, a decrease of $62.8 million compared to $6.7 million net cash provided by financing activities for the same period of the prior year. The period over period change in net cash attributable to financing activities was primarily due to the $55.0 million of principal payments made on the $400.0 million Term Loan Facility, for which there were no similar significant transactions during the three month period ended March 31, 2016. Refer to “Outstanding Debt Obligations” below for additional information regarding our outstanding convertible notes and credit facilities.

Outstanding Debt Obligations

Royal Bank of Canada Credit Facilities
On August 3, 2016, we entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the existing Revolving Credit Facility Agreement (as amended and restated and amended to date, the "Amended and Restated Credit Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by us in accordance with the terms of the Amended and Restated Credit Agreement, (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million; and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021. On March 27, 2017, we entered into Amendment No. 1 by and among us, Royal Bank of Canada, as administrative agent, and the lenders party thereto (the “Amendment”) to the Amended and Restated Credit Agreement.

Borrowings under the Amended and Restated Credit Agreement will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.25% based on our total net leverage ratio. Up to $12.5 million of the Revolving Credit Facility is available for issuance of letters of credit and any such letters of credit will reduce the amount available under the Revolving Credit Facility on a dollar-for-dollar basis. We are required to pay a commitment fee to the lenders on the average daily unused portion of the Revolving Credit Facility at 0.50% or 0.375% per annum, depending on our total net leverage ratio.
The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit our and our restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change our fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby we must not permit our total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, we must not permit our senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. We were in compliance with all of our covenants under the Amended and Restated Credit Agreement as of March 31, 2017.
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
The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of March 31, 2017, the full amount of the $200.0 million Revolving Credit Facility remains available to us for working capital and other general corporate purposes.

In connection with the Term Loan Facility, we incurred $11.0 million of debt issuance costs for banking, legal and accounting fees and other expenses during the third quarter of 2016. In connection with the Amendment, we incurred $0.8 million of debt issuance costs for banking fees during the first quarter of 2017. These debt issuance costs were recorded on our consolidated balance sheet as a reduction to the current and long-term portions of debt related to the Term Loan Facility. These deferred debt issuance costs will be accreted to interest expense over the term of the debt using the effective interest method. In connection with the increase in the aggregate principal amount of revolving loans permitted under the Revolving Credit Facility, we incurred $0.8 million of debt issuance costs for banking fees which were recorded as an asset with current and long-term portions on our consolidated balance sheet. These deferred debt issuance costs, in addition to the $0.3 million balance remaining from the initial $100.0 million revolving credit facility, will be amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.
For the three months ended March 31, 2017, we recognized $4.4 million of interest expense related to the Term Loan Facility, of which $3.8 million was cash and $0.6 million was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of March 31, 2017, the Term Loan Facility had a carrying value of $330.8 million, of which $17.8 million is classified as current debt and $313.0 million is classified as long-term debt on our consolidated balance sheets. The Term Loan Facility requires quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is payable in August 2021. As of March 31, 2017, the outstanding principal amount for the Term Loan Facility was $340.0 million.
Loss on Early Extinguishment of Debt - Voluntary Prepayment of $50.0 Million of Principal - RBC Term Loan Facility

On February 28, 2017, we made a voluntary prepayment in the amount of $50.3 million under our Term Loan Facility, representing $50.0 million of principal amount and $0.3 million of accrued interest thereon. As a result of this voluntary prepayment, for the quarter ended March 31, 2017, we recorded a loss on early extinguishment of debt of $1.2 million to write-off a pro rated portion of the related unaccreted debt issuance costs.

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

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by us with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 13. Stockholders’ Equity” for additional information.

For the three months ended March 31, 2017 and March 31, 2016, we recognized $8.7 million and $8.3 million, respectively, of interest expense related to the Notes, of which $3.0 million for both periods was cash and $5.7 million and $5.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $452.1 million and $446.4 million as of March 31, 2017 and December 31, 2016, respectively. Accrued interest payable on the Notes of $3.5 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively, is included in accrued expenses on our consolidated balance sheets.

We may elect to purchase or otherwise retire all or a portion of our Notes with cash, stock or other assets from time to time in the open market or in privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Commitments and Contractual Obligations

As of March 31, 2017, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements" above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly-rated money market funds. We had no short-term investments as of March 31, 2017 or December 31, 2016.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements - Note 20. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 1A. Risk Factors
During the quarter ended March 31, 2017, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in "Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or programs
January 1, 2017 to January 31, 2017	9,712	$13.69	—	—
February 1, 2017 to February 28, 2017	21,624	$14.05	—	—
March 1, 2017 to March 31, 2017	346	$31.83	—	—

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
3.1.1
Restated Certificate of Incorporation of the Company dated as of August 30, 2004 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form 10 (File No. 000-27354) filed with the SEC on December 23, 2008).

3.1.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34263) filed with the SEC on December 9, 2015.

3.2.1	Amendment No. 8 to the Amended and Restated Bylaws of the Company, effective as of March 24, 2017.

3.2.2	Amendment No. 7 to the Amended and Restated Bylaws of the Company, effective as of December 19, 2016.

3.2.3	Amendment No. 6 to the Amended and Restated Bylaws of the Company, effective as of November 23, 2016.

3.2.4	Amendment No. 5 to the Amended and Restated Bylaws of the Company, effective as of August 19, 2016.

3.2.5	Amendment No. 4 to the Amended and Restated Bylaws of the Company, effective as of May 17, 2016.

3.2.6	Amendment No. 3 to the Amended and Restated Bylaws of the Company, effective as of October 7, 2015.

3.2.7	Amendment No. 2 to the Amended and Restated Bylaws of the Company, effective as of July 7, 2015.

3.2.8	Amendment No. 1 to the Amended and Restated Bylaws of the Company, effective as of March 24, 2015.

3.2.9	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.

10.1
Amendment No. 1 dated as of March 27, 2017 to the Credit Agreement dated as of August 4, 2015, as amended and restated as of August 3, 2016, among the Company, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, the lenders party thereto and the other agents and parties thereto.*

10.2	Employment Agreement dated as of March 24, 2017 by and between the Company and Paul M. Bisaro.*†

10.3	Stock Option Agreement with Paul M. Bisaro.*†

11.1	Statement re computation of per share earnings (incorporated by reference to Note. 14 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for each of the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2017 and 2016 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ Paul M. Bisaro
Paul M. Bisaro
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1.1
Restated Certificate of Incorporation of the Company dated as of August 30, 2004 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form 10 (File No. 000-27354) filed with the SEC on December 23, 2008).

3.1.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34263) filed with the SEC on December 9, 2015.

3.2.1	Amendment No. 8 to the Amended and Restated Bylaws of the Company, effective as of March 24, 2017.

3.2.2	Amendment No. 7 to the Amended and Restated Bylaws of the Company, effective as of December 19, 2016.

3.2.3	Amendment No. 6 to the Amended and Restated Bylaws of the Company, effective as of November 23, 2016.

3.2.4	Amendment No. 5 to the Amended and Restated Bylaws of the Company, effective as of August 19, 2016.

3.2.5	Amendment No. 4 to the Amended and Restated Bylaws of the Company, effective as of May 17, 2016.

3.2.6	Amendment No. 3 to the Amended and Restated Bylaws of the Company, effective as of October 7, 2015.

3.2.7	Amendment No. 2 to the Amended and Restated Bylaws of the Company, effective as of July 7, 2015.

3.2.8	Amendment No. 1 to the Amended and Restated Bylaws of the Company, effective as of March 24, 2015.

3.2.9	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.

10.1
Amendment No. 1 dated as of March 27, 2017 to the Credit Agreement dated as of August 4, 2015, as amended and restated as of August 3, 2016, among the Company, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, the lenders party thereto and the other agents and parties thereto.*

10.2	Employment Agreement dated as of March 24, 2017 by and between the Company and Paul M. Bisaro.*†

10.3	Stock Option Agreement with Paul M. Bisaro.*†

11.1	Statement re computation of per share earnings (incorporated by reference to Note. 14 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for each of the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2017 and 2016 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

† Indicates management contract or compensatory plan or arrangement.