Form 10-Q
period 2017-06-30
IMPAX LABORATORIES INC
filed 2017-08-09
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)
Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

There were 74,312,549 shares of the registrant’s common stock outstanding as of July 28, 2017.

Impax Laboratories, Inc.
Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$171,396	$180,133
Accounts receivable, net	219,735	257,368
Inventory, net	200,410	175,230
Prepaid expenses and other current assets	36,936	18,410
Total current assets	628,477	631,141

Property, plant and equipment, net	232,480	233,372
Intangible assets, net	540,655	620,466
Goodwill	207,329	207,329
Deferred income taxes, net	35,825	69,866
Other non-current assets	56,342	60,844
Total assets	$1,701,108	$1,823,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,594	$58,952
Accrued expenses	266,084	244,653
Current portion of contingent consideration	18,746	—
Current portion of long-term debt, net	17,824	17,719
Total current liabilities	359,248	321,324

Long-term debt, net	766,460	813,545
Deferred income taxes	1,355	—
Other non-current liabilities	48,608	64,175
Total liabilities	1,175,671	1,199,044

Commitments and contingencies (Notes 19 and 20)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 74,594,725 issued and 74,350,996 outstanding shares at June 30, 2017; 73,948,340 issued and 73,704,611 outstanding shares at December 31, 2016	746	739
Treasury stock at cost: 243,729 shares at June 30, 2017 and December 31, 2016	(2,157)	(2,157)
Additional paid-in capital	548,283	535,056
(Accumulated deficit) retained earnings	(22,007)	98,192
Accumulated other comprehensive income (loss)	572	(7,856)
Total stockholders’ equity	525,437	623,974
Total liabilities and stockholders’ equity	$1,701,108	$1,823,018

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Impax Generics, net	$150,889	$121,695	$285,036	$291,774
Impax Specialty Pharma, net	51,193	50,895	101,449	106,324
Total revenues	202,082	172,590	386,485	398,098
Cost of revenues	129,676	98,061	249,908	220,979
Cost of revenues impairment charges	—	1,545	39,280	1,545
Gross profit	72,406	72,984	97,297	175,574

Operating expenses:
Selling, general and administrative	51,615	44,908	98,670	89,206
Research and development	26,847	20,800	49,336	39,822
In-process research and development impairment charges	—	946	6,079	946
Patent litigation	1,170	1,929	2,242	3,248
Total operating expenses	79,632	68,583	156,327	133,222
(Loss) income from operations	(7,226)	4,401	(59,030)	42,352

Other income (expense):
Interest expense	(13,369)	(8,454)	(26,749)	(16,785)
Interest income	155	340	309	673
Reserve for Turing receivable	(2,353)	—	(2,670)	(48,043)
Gain on sale of intangible assets	11,850	—	11,850	—
Loss on debt extinguishment	—	—	(1,215)	—
Other, net	(9,994)	(237)	(10,962)	359
Loss before income taxes	(20,937)	(3,950)	(88,467)	(21,444)
(Benefit from) provision for income taxes	(520)	(1,249)	30,381	(8,335)
Net loss	$(20,417)	$(2,701)	$(118,848)	$(13,109)

Net loss per common share:
Basic	$(0.28)	$(0.04)	$(1.66)	$(0.18)
Diluted	$(0.28)	$(0.04)	$(1.66)	$(0.18)

Weighted-average common shares outstanding:
Basic	71,803,920	71,100,123	71,699,775	70,882,759
Diluted	71,803,920	71,100,123	71,699,775	70,882,759

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(20,417)	$(2,701)	$(118,848)	$(13,109)
Other comprehensive loss component:
Currency translation adjustment	(227)	(70)	8,428	2,973
Comprehensive loss	$(20,644)	$(2,771)	$(110,420)	$(10,136)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(118,848)	$(13,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,964	36,419
Non-cash interest expense	12,742	10,714
Share-based compensation expense	13,182	15,662
Deferred income taxes, net and uncertain tax positions	35,437	(21,294)
Intangible asset impairment charges	45,359	2,491
Reserve for Turing receivable	2,670	48,043
Gain on sale of intangible assets	(11,850)	—
Loss on debt extinguishment	1,215	—
Other	1,663	(144)
Changes in certain assets and liabilities:
Accounts receivable	34,963	38,954
Inventory	(23,109)	(24,288)
Prepaid expenses and other assets	(12,967)	(5,185)
Accounts payable and accrued expenses	21,359	(61,166)
Other liabilities	2,411	1,489
Net cash provided by operating activities	58,191	28,586

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,993)	(20,512)
Proceeds from sales of property, plant and equipment	350	1,346
Proceeds from sale of intangible assets	11,850	—
Proceeds from cash surrender value of life insurance policy	529	—
Payments for licensing agreements	—	(3,500)
Proceeds from repayment of Tolmar loan	—	15,000
Net cash used in investing activities	(6,264)	(7,666)

Cash flows from financing activities:
Repayment of term loan	(60,000)	—
Payment of deferred financing fees	(818)	—
Payment of withholding taxes related to restricted stock awards	(1,889)	(4,263)
Proceeds from exercises of stock options and ESPP	591	9,178
Net cash (used in) provided by financing activities	(62,116)	4,915

Effect of exchange rate changes on cash and cash equivalents	1,452	660

Net (decrease) increase in cash and cash equivalents	(8,737)	26,495
Cash and cash equivalents, beginning of period	180,133	340,351
Cash and cash equivalents, end of period	$171,396	$366,846

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,788	$6,012
Cash paid for income taxes	4,309	22,449

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

Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from generic products are reported under the caption "Impax Generics, net."

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States in April 2015. The Company received marketing authorization from the European Commission for Numient® (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from branded products are reported under the caption “Impax Specialty Pharma, net.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 21. Segment Information,” for financial information about our segments for the three and six months ended June 30, 2017 and 2016.

Operating Locations

The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to four properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leases office space for sales and marketing, finance, and administrative personnel in Fort Washington. In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex and office space in Bridgewater. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

Management Changes

On March 27, 2017, the Company announced that its Board of Directors had appointed Paul M. Bisaro as President and Chief Executive Officer and as a director of the Company, effective as of March 27, 2017. Mr. Bisaro succeeded J. Kevin Buchi, a member of the Company's Board of Directors, who served as the Company's Interim President and Chief Executive Officer beginning from December 19, 2016 following G. Frederick Wilkinson's separation from the Company as described below. Mr. Buchi currently remains a member of the Company's Board of Directors. In connection with his appointment as President and Chief Executive Officer, Mr. Bisaro and the Company entered into an Employment Agreement dated March 24, 2017 (the “Employment Agreement”). The initial term of the Employment Agreement expires on March 27, 2019, unless further extended or earlier terminated, and automatically renews for single one-year periods unless either party provides a written notice of non-renewal at least 90 days prior to the end of the applicable term or unless it is terminated earlier.

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

2. BUSINESS ACQUISITION
Teva Transaction

On August 3, 2016, the Company completed its previously announced acquisition of (A) certain assets related to (i) 15 then currently marketed generic pharmaceutical products, (ii) one then approved generic product and two then tentatively approved strengths of a then currently marketed product, which at the time of the closing had not yet launched, (iii) one pipeline generic product and one pipeline strength of a then currently marketed product, which at the time of the closing were pending approval by the FDA and (iv) one generic product then under development, and (B) the return to the Company of its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva Pharmaceuticals USA, Inc. (“Teva USA”) (collectively, the products and pipeline products and the assets related thereto in (A) and (B), the “Acquired Product Lines” and the transactions related thereto the “Teva Transaction”), pursuant to (x) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with Teva Pharmaceutical Industries Ltd. (“Teva”), acting directly or through its affiliates (the “Teva APA”), (y) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with affiliates of Allergan plc (“Allergan”), (the “Allergan APA” and collectively with the Teva APA, the "APAs"), and (z) a Termination Agreement, dated as of June 20, 2016, between the Company and Teva USA, terminating each party’s rights and obligations with respect to methylphenidate hydrochloride under the Strategic Alliance Agreement, dated June 27, 2001, as amended between the Company and Teva USA. The aggregate purchase price for the Acquired Product Lines pursuant to the terms of the Teva APA and the Allergan APA, including the upfront payment to Teva in accordance with the Termination Agreement, was $585.8 million in cash at closing. The Company is also obligated to make future payments to Teva of up to $40.0 million under the terms of the Termination Agreement, payable upon the achievement of specified commercialization events related to methylphenidate hydrochloride. See "Note 23. Subsequent Events" for further details related to the Company's methylphenidate hydrochloride product. The Teva Transaction was part of the divestiture process mandated by the Federal Trade Commission in connection with the acquisition by Teva of the U.S. generics business of Allergan.

The Company financed the Teva Transaction utilizing cash on hand and $400.0 million, the full amount of borrowing available, from its Term Loan Facility with Royal Bank of Canada, as discussed in "Note 12. Debt." The Company has incurred total acquisition-related costs of $4.0 million for the Teva Transaction, largely during the second and third quarters of 2016, and of which $0.2 million were incurred during both the three and six months ended June 30, 2017 and $1.2 million were incurred during both the three and six months ended June 30, 2016.

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

As part of the closing of the Teva Transaction, the Company, Teva and Allergan agreed to certain transition related services pursuant to which the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the closing date. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of June 30, 2017, the Company had paid $29.1 million related to chargebacks and rebates on behalf of Teva and Allergan as described above and $13.3 million remained in accrued expenses on the consolidated balance sheet.

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

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Teva Transaction on August 3, 2016. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The discount rate used to arrive at the present value at the closing date of the intangible assets was 6.7%. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. During the third and fourth quarters of 2016, the Company recognized impairment charges totaling $308.4 million related to the intangible assets from the Teva Transaction. During the first quarter of 2017, the Company recognized impairment charges of $41.8 million related to the intangible assets from the Teva Transaction as described in "Note 10. Intangible Assets and Goodwill."

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2016 (assuming the closing of the Teva Transaction occurred on January 1, 2015) are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$216,803	$486,524
Net income	8,778	9,832

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
•Adjustments to interest expense to reflect the Company's Term Loan Facility (described in “Note 12. Debt”); and

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction including the elimination of $1.2 million in the pro forma results for both the three and six months ended June 30, 2016.

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

Principles of Consolidation

The Company's unaudited interim consolidated financial statements include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holdings, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2017. All significant intercompany accounts and transactions have been eliminated.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606), regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the previously issued revenue recognition guidance by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. In April 2016 and May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," respectively. Both of these updates provide improvements and clarification to the previously issued revenue recognition guidance. The new standard can be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company will adopt the new revenue recognition standard in 2018 using the modified retrospective method. The Company is currently evaluating the impact that adoption will have on its consolidated financial statements. The majority of the Company's revenue relates to the sale of finished products to various customers, and though the Company is still evaluating the impact of this standard, management does not currently believe that the adoption will have a material impact on these transactions. The Company is continuing to evaluate the impact on certain less significant transactions involving third-party collaborations and other arrangements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): "Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance will be effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2017 and December 31, 2016 due to their short-term nature.

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

•	Level 3 - Inputs are unobservable and reflect the Company's own assumptions, based on the best information available, including the Company's own data.

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are indicated below (in thousands):

	As of June 30, 2017
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$35,950	$35,950	$—	$35,950	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$315,000	$315,000	$—	$315,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$513,000	$513,000	$—	$—
Deferred Compensation Plan liabilities (1)	$30,993	$30,993	$—	$30,993	$—
Contingent consideration, current portion (4)	$18,746	$18,746	$—	$—	$18,746
Contingent consideration, long-term portion (4)	$13,044	$13,044	$—	$—	$13,044

	As of December 31, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$37,382	$37,382	$—	$37,382	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$375,000	$375,000	$—	$375,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$469,800	$469,800	$—	$—
Deferred Compensation Plan liabilities (1)	$28,582	$28,582	$—	$28,582	$—
Contingent consideration, long-term portion (4)	$31,048	$31,048	$—	$—	$31,048

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

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at June 30, 2017 and December 31, 2016 represents the unaccreted discount related to deferred debt issuance costs.

(3)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at June 30, 2017 and December 31, 2016 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

(4)
The contingent consideration liability represents future consideration potentially payable to Teva upon the achievement of specified commercialization events related to methylphenidate hydrochloride in accordance with the Termination Agreement related to the Teva Transaction as described in "Note 2. Business Acquisition." A discounted cash flow valuation model was used to value the contingent consideration. The valuation is based on significant unobservable inputs, including the probability and timing of successful product launch and the expected number of competitors at the time of launch and the launch anniversary date. The Company conducts a quarterly review of the underlying inputs and assumptions and significant changes in unobservable inputs could result in material changes to the contingent consideration liability. Changes in the value of the contingent consideration liability are included in "Other income (expense)" on the Company's consolidated statements of operations. A 5% increase or decrease in the probability of successful product launch would cause the fair value of the contingent consideration to both increase and decrease by $1.7 million, respectively. An increase or decrease in the number of competitors at the date of the product launch or the first anniversary would cause the fair value of the contingent consideration to decrease by $13.7 million and increase by $5.2 million, respectively. The maximum aggregate amount in contingent consideration payments the Company could be expected to make to Teva in accordance with the Termination Agreement related to methylphenidate hydrochloride is $40.0 million.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2017 (in thousands):

	As of December 31, 2016	Change in Fair Value Included in Earnings (1)	As of June 30, 2017
Total contingent consideration	$31,048	$742	$31,790

(1)	Earnings effect is included in Other, net in Other income (expense) in the Company's consolidated statement of operations.

7.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	June 30, 2017	December 31, 2016
Gross accounts receivable (1)	$575,671	$794,173
Less: Rebate reserve	(170,240)	(293,816)
Less: Chargeback reserve	(113,881)	(151,978)
Less: Distribution services reserve	(11,143)	(18,318)
Less: Discount reserve	(15,046)	(17,957)
Less: Uncollectible accounts reserve (2)	(45,626)	(54,736)
Accounts receivable, net	$219,735	$257,368

(1) Includes estimated $43.0 million and $40.3 million as of June 30, 2017 and December 31, 2016, respectively, receivable due from Turing Pharmaceuticals AG ("Turing") for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities pursuant to an Asset Purchase Agreement between the Company and Turing dated August 7, 2015 (the "Turing APA"). In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local government programs, health plans and other health care providers for products sold under the Company's labeler code. Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing's marketing or selling related activities in connection with Daraprim®. Refer to "Note 20. Legal and Regulatory Matters" for a description of the Company's suit against Turing related to, among other matters, Turing's failure to reimburse the Company for chargebacks and Medicaid rebate liabilities when due.

(2) As a result of the uncertainty of collection from Turing that developed during the first quarter of 2016, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represented the full amount of the estimated receivable due from Turing. During the fourth quarter of 2016, the Company received a $7.7 million payment from Turing. During the six month period ended June 30, 2017, the Company increased the reserve balance by a net $2.7 million, consisting of a $3.6 million increase in the reserve resulting from additional Medicaid rebate claims received during the period and a $0.9 million reduction in the reserve resulting from payments received from Turing during the period. As of June 30, 2017, the $43.0 million estimated receivable due from Turing was fully reserved.

A rollforward of the rebate and chargeback reserves activity for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Six Months Ended	Year Ended
Rebate reserve	June 30, 2017	December 31, 2016
Beginning balance	$293,816	$265,229
Provision recorded during the period	335,190	756,774
Credits issued during the period	(458,766)	(728,187)
Ending balance	$170,240	$293,816

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

	Six Months Ended	Year Ended
Chargeback reserve	June 30, 2017	December 31, 2016
Beginning balance	$151,978	$102,630
Provision recorded during the period	603,631	1,011,400
Credits issued during the period	(641,728)	(962,052)
Ending balance	$113,881	$151,978

8.  INVENTORY
Inventory, net of carrying value reserves, as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$74,782	$53,808
Work in process	8,768	3,280
Finished goods	128,927	130,879
Total inventory	212,477	187,967
Less: Non-current inventory	12,067	12,737
Total inventory - current	$200,410	$175,230
Inventory carrying value reserves were $59.2 million and $38.0 million at June 30, 2017 and December 31, 2016, respectively.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the subsequent three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $55.2 million and $29.2 million at June 30, 2017 and December 31, 2016, respectively.
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

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$3,500	$5,603
Buildings and improvements	178,706	174,303
Equipment	149,136	143,818
Office furniture and equipment	15,694	15,767
Construction-in-progress	59,201	50,191
Property, plant and equipment, gross	406,237	389,682
Less: Accumulated depreciation	(173,757)	(156,310)
Property, plant and equipment, net	$232,480	$233,372

Depreciation expense was $18.1 million and $14.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Unpaid vendor invoices relating to purchases of property, plant and equipment of $1.5 million and $5.7 million, which were accrued as of June 30, 2017 and June 30, 2016, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.

During the second quarter of 2017, the Company entered into a Purchase and Sale Agreement with a third party buyer to sell a storage warehouse located in Hayward, California for a sale price of $9.4 million. As a result, the asset was classified as "held for sale" in accordance with ASC 360 - Property, Plant and Equipment ("ASC 360") as all the criteria under such section had been met and the Company ceased recognizing depreciation on the asset. The $4.1 million net book value of the warehouse was reclassified out of property, plant and equipment, net and was included in prepaid expenses and other current assets in the consolidated balance sheet as of June 30, 2017. During the three month period ended June 30, 2017, the Company received a $0.4 million non-refundable deposit from the buyer related to the warehouse sale, which was recorded in other income (expense), net on the consolidated statement of operations.

Taiwan Facility Accounting

Included in the carrying value of property, plant and equipment, net in the Company's consolidated balance sheet is a manufacturing facility located in Taiwan, R.O.C. (the “Taiwan facility”), which had a net book value of $99.4 million as of June 30, 2017. In May 2017, the Company announced that it was reviewing strategic alternatives for its Taiwan facility, including a sale of the facility to a qualified buyer capable of reliably producing Rytary® in accordance with FDA requirements as the Company’s third party contract manufacturer (“CMO”) or, in the alternative, a closure of the facility following the completion of the technology transfer process to allow Rytary® to be manufactured either in the Company’s Hayward, California facility or at a CMO. Following this announcement, management completed an evaluation of the Taiwan facility in accordance with ASC 360 - Property, Plant and Equipment (“ASC 360”) to determine whether all of the “held for sale” criteria under subsection 360-10-45-9 had been met. Based upon the evaluation of the criteria, including management's assessment of whether it was probable that a sale to a qualified buyer could be completed within one year, the Taiwan facility was determined to be “held and used” as of May 31, 2017.
Following the “held and used” determination, management next evaluated the Taiwan facility for recoverability. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. As the activities at the Taiwan facility are primarily focused on manufacturing Rytary®, which product represents the majority of the unit volume produced and cash flows generated, the Taiwan facility is included in the Impax Specialty Pharma asset group. Based upon the cash flows expected to be generated by the Impax Specialty Pharma asset group, management determined that there was no impairment of the asset group which includes the Taiwan facility as of May 31, 2017.

As of May 31, 2017, the remaining useful life of the Taiwan facility was estimated to be two years, which is based on the estimated time required to complete the technology transfer process for Rytary® and reflects the new pattern of consumption of the expected benefits of the facility. The Company will recognize accelerated depreciation expense on a straight-line basis through May 31, 2019 to write the building and equipment associated with the Taiwan facility down to their estimated salvage values.

The Company is currently continuing its efforts to sell the Taiwan facility to a qualified buyer, although the Company cannot provide any assurance that it will be able to identify such a buyer or that a sale of the Taiwan facility will be completed. Management will continue to assess the “held for sale” criteria, estimated remaining useful lives, and estimated salvage values and reevaluate as required when facts and circumstances related to the Taiwan facility change.

10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

The Company’s intangible assets include both finite lived and indefinite-lived assets. Finite lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company’s third party partners, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite lived intangible assets not yet fully amortized is 7.2 years as of June 30, 2017. Indefinite-lived intangible assets consist of acquired IPR&D product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.

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

The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the Company’s consolidated balance sheets presented (in thousands):

June 30, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$486,140	$(171,622)	$314,518
Royalties	339	(339)	—
	486,479	(171,961)	314,518
Non-amortized intangible assets:
Acquired IPR&D product rights	225,002	—	225,002
Acquired future royalty rights	1,135	—	1,135
	226,137	—	226,137
Total intangible assets	$712,616	$(171,961)	$540,655

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$524,733	$(139,245)	$385,488
Royalties	339	(339)	—
	525,072	(139,584)	385,488
Non-amortized intangible assets:
Acquired IPR&D product rights	232,576	—	232,576
Acquired future royalty rights	2,402	—	2,402
	234,978	—	234,978
Total intangible assets	$760,050	$(139,584)	$620,466

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

During the second quarter of 2017, the Company divested 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which were not marketed, and all acquired as part of the Tower Acquisition, for gross proceeds of $12.0 million. None of these intangible assets had any net book value at the time of the sale. The Company incurred $0.1 million of legal expenses in connection with the divestiture, resulting in a net gain on sale of $11.9 million recognized in other income (expense) on the Company's consolidated statement of operations.

The Company recognized amortization expense of $17.2 million and $34.5 million for the three and six months ended June 30, 2017, respectively, and $12.5 million and $21.2 million for the three and six months ended June 30, 2016, respectively, in cost of revenues in the consolidated statements of operations presented. Assuming no changes to the gross carrying amount of finite-lived intangible assets, amortization expense for fiscal years 2017 through 2021 is estimated to be in the range of $31.0 million to $68.5 million annually.

Goodwill

Goodwill had a carrying value on the Company's consolidated balance sheets of $207.3 million and $207.3 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the Company attributed $147.6 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.

11. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	June 30, 2017	December 31, 2016
Payroll-related expenses	$36,856	$37,986
Product returns	82,593	72,888
Accrued shelf stock	7,010	7,032
Government rebates (1)	80,020	72,063
Legal and professional fees	12,805	8,395
Income taxes payable	3,158	—
Interest payable	500	544
Estimated Teva and Allergan chargebacks and rebates (2)	13,277	14,813
Accrued profit sharing and royalty expenses	9,704	13,642
Other	20,161	17,290
Total accrued expenses	$266,084	$244,653

(1) Includes estimated $1.9 million and $6.8 million as of June 30, 2017 and December 31, 2016, respectively, of liabilities for Daraprim® chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code, which amounts are subject to reimbursement by Turing in accordance with the terms of the Company's purchase agreement with Turing. From August 7, 2015 through June 30, 2017, the Company has made $49.7 million of such payments on Turing's behalf.

(2) As discussed in "Note 2. Business Acquisition," pursuant to certain agreed upon transition related services by and among the Company, Teva and Allergan after the closing of the Teva Transaction, the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the Company's acquisition of the products. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of June 30, 2017, the Company had paid $29.1 million related to chargebacks and rebates on behalf of Teva and/or Allergan as described above and $13.3 million remained in accrued expenses on the Company's consolidated balance sheet.

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

A rollforward of the return reserve activity for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Six Months Ended	Year Ended
Returns reserve	June 30, 2017	December 31, 2016
Beginning balance	$72,888	$48,950
Provision related to sales recorded in the period	28,203	52,383
Credits issued during the period	(18,498)	(28,445)
Ending balance	$82,593	$72,888

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company's and its restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company's and its restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, the Company must not permit its senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of June 30, 2017.

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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of June 30, 2017, the full amount of the $200.0 million Revolving Credit Facility remains available to the Company for working capital and other general corporate purposes.

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
For the three and six months ended June 30, 2017, the Company recognized $4.2 million and $8.6 million, respectively, of interest expense related to the Term Loan Facility, of which $3.7 million and $7.5 million, respectively, was cash and $0.5 million and $1.1 million, respectively, was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of June 30, 2017, the Term Loan Facility had a carrying value of $326.4 million, of which $17.8 million is classified as current debt and $308.6 million is classified as long-term debt on the Company's consolidated balance sheets. The Term Loan Facility requires the Company to make quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is due and payable in August 2021. As of June 30, 2017, the outstanding principal amount for the Term Loan Facility was $335.0 million.
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

For the three and six months ended June 30, 2017, the Company recognized $8.8 million and $17.5 million, respectively, of interest expense related to the Notes, of which $3.0 million and $6.0 million, respectively, was cash and $5.8 million and $11.5 million, respectively, was non-cash accretion of the debt discounts recorded. For the three and six months ended June 30, 2016, the Company recognized $8.5 million and $16.8 million, respectively, of interest expense related to the Notes, of which $3.0 million and $6.0 million, respectively, was cash and $5.5 million and $10.8 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $457.9 million and $446.4 million as of June 30, 2017 and December 31, 2016, respectively. Accrued interest payable on the Notes of $0.5 million as of both June 30, 2017 and December 31, 2016 is included in accrued expenses on the Company's consolidated balance sheets.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of June 30, 2017 and December 31, 2016.

Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 74,594,725 shares have been issued and 74,350,996 shares were outstanding as of June 30, 2017. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of June 30, 2017 (in thousands):

Shares issued	74,595
Stock options outstanding(1)	3,409
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	96,946
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

The following is a reconciliation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Basic Loss Per Common Share:
Net loss	$(20,417)		$(2,701)		$(118,848)		$(13,109)
Weighted-average common shares outstanding	71,804		71,100		71,700		70,883
Basic loss per share	$(0.28)		$(0.04)		$(1.66)		$(0.18)

Diluted Loss Per Common Share:
Net loss	$(20,417)		$(2,701)		$(118,848)		$(13,109)
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(1)	—	(1)	—	(1)
Adjusted net loss	$(20,417)		$(2,701)		$(118,848)		$(13,109)

Weighted-average common shares outstanding	71,804		71,100		71,700		70,883
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(2)	—	(3)	—	(2)	—	(3)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(1)	—	(1)	—	(1)
Diluted weighted-average common shares outstanding	71,804	(2)	71,100	(3)	71,700	(2)	70,883	(3)
Diluted net loss per share	$(0.28)		$(0.04)		$(1.66)		$(0.18)

(1)
For the three and six month periods ended June 30, 2017 and June 30, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company’s outstanding Notes.

(2)
For the three and six month periods ended June 30, 2017, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of June 30, 2017, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 3.41 million stock options outstanding and 2.52 million non-vested restricted stock awards.

(3)
For the three and six month periods ended June 30, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of June 30, 2016, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 2.45 million stock options outstanding and 2.63 million non-vested restricted stock awards.

15. SHARE-BASED COMPENSATION
The Company recognizes the grant date fair value of each option and share of restricted stock over its vesting period. Stock options and restricted stock awards are granted under the Company’s Fourth Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”) and generally vest over a four year period and, in the case of stock options, have a term of 10 years.
Impax Laboratories, Inc. Fourth Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 18,050,000 shares. There were 2,558,944 and 2,233,393 stock options outstanding as of June 30, 2017 and December 31, 2016, respectively, and 2,524,672 and 2,160,127 non-vested restricted stock awards outstanding as of June 30, 2017 and December 31, 2016, respectively, under the 2002 Plan.

Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were zero and 938 stock options outstanding as of June 30, 2017 and December 31, 2016, respectively, under the 1999 Plan. The Company has ceased granting equity awards under the 1999 Plan.

Awards Granted Out of Plan - CEO Inducement

On March 27, 2017, the Company granted Paul M. Bisaro, its new President and Chief Executive Officer, an option to purchase 850,000 shares of the Company’s common stock pursuant to the terms of his Employment Agreement dated as of March 24, 2017 with the Company. The grant was made in accordance with NASDAQ’s employment inducement grant exemption and therefore was not granted under a stockholder approved plan. The grant is subject to the terms of an option agreement with Mr. Bisaro to evidence the award. There were 850,000 stock options outstanding related to this grant as of June 30, 2017.

The following table summarizes all of the Company's stock option activity for the current year through June 30, 2017:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	2,234,331	$22.67
Options granted	1,198,726	5.93
Options exercised	(20,805)	8.64
Options forfeited	(3,308)	10.93
Outstanding at June 30, 2017	3,408,944	$16.83
Options exercisable at June 30, 2017	1,839,747	$20.65
As of June 30, 2017, stock options outstanding and exercisable had average remaining contractual lives of 6.86 years and 5.89 years, respectively. Also, as of June 30, 2017, stock options outstanding and exercisable each had aggregate intrinsic values of $16.8 million and $4.6 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $40.6 million. As of June 30, 2017, the Company estimated there were 3,017,914 stock options and 2,235,074 shares of restricted stock granted to employees and service providers which had vested or were expected to vest.

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

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016	2,160,127	$34.02
Granted	956,547	13.72
Vested	(364,929)	33.03
Forfeited	(227,073)	34.97
Non-vested at June 30, 2017	2,524,672	$26.39
Included in the 364,929 shares of restricted stock vested during the six months ended June 30, 2017 are 141,355 shares with a weighted-average fair value of $13.38 per share that were withheld for income tax withholding purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of June 30, 2017, the Company had 1,564,408 shares available for issuance of either stock options or restricted stock awards under the 2002 Plan. Although there were also 296,921 shares available for issuance under the 1999 Plan, the Company has ceased granting equity awards under this plan. Additionally, the Company had 1,514,206 shares available for issuance under its 2001 Non-Qualified Employee Stock Purchase Plan, as amended (“ESPP”). The Company's Board of Directors has determined that the final purchase period prior to December 31, 2017 will be the final purchase period under the ESPP, and the ESPP will be terminated thereafter.

As of June 30, 2017, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $63.4 million related to all of its share-based awards, which is expected to be recognized over a weighted average period of 2.1 years. The intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $0.1 million and $4.9 million, respectively. The total fair value of restricted stock which vested during the six months ended June 30, 2017 and 2016 was $12.1 million and $10.3 million, respectively.

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

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$1,202	$1,880	$2,786	$3,248
Selling, general and administrative	3,563	4,898	7,513	9,467
Research and development	1,460	1,607	2,883	2,947
Total	$6,225	$8,385	$13,182	$15,662

16. RESTRUCTURINGS
Consolidation and Improvement Plan

On May 10, 2017, the Company announced that it has initiated a series of actions designed to improve manufacturing and research and development ("R&D") efficiencies, capitalize on growth opportunities, improve profitability and mitigate current challenges. The actions include:

•	Consolidating all of Generic R&D, U.S. manufacturing and packing operations to its Hayward, California facility;

•
Continuing the previously announced closure of the Middlesex, New Jersey manufacturing site, which will now include the closure of the Middlesex Generic R&D site as further discussed below under "Middlesex, New Jersey Manufacturing and Packaging Operations" and "Middlesex, New Jersey Generic R&D";

•	Reorganizing certain functions including quality, engineering and supply chain operations as further described below under "Technical Operations Reduction-in-Force";

•
Reviewing strategic alternatives for the Company’s Taiwan facility, including a sale of the facility or, in the alternative, a closure of the facility as further described below under "Sale or Closure of Taiwan Facility" and above in "Note 9. Property, Plant and Equipment;" and

•
Rationalizing the generic portfolio to eliminate low-value products and streamline operations such as the Company's divestment of 29 ANDAs and one NDA for approved non-strategic generic products, the vast majority of which were not marketed, and all acquired as part of the Tower Acquisition, as described above under "Note 10. Intangible Assets and Goodwill."

By consolidating activities as outlined above, the Company expects to achieve cost savings and operating efficiency benefits while maintaining the infrastructure and expertise needed to capitalize on product and pipeline strengths. The Company currently expects to incur estimated charges for each initiative as described below. There are no charges currently expected to be incurred related to the rationalization of the generic product portfolio.

Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. This plan will take up to two years from approval to complete. As a result of the restructuring, 215 positions are expected to be eliminated.

Management currently estimates that through mid-2018, the Company will incur aggregate pre-tax charges in connection with this plan of $48.3 million, of which $36.5 million has been incurred through the second quarter of 2017 and the remainder will be incurred by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost (in millions):

Type of Cost	Amount Expected to be Incurred
Employee retention and severance payments	$14.1
Technical transfer of products	11.2
Asset impairment and accelerated depreciation charges	20.9
Facilities lease terminations and asset retirement obligations	1.9
Legal and professional fees	0.2
Total estimated restructuring charges	$48.3

Employee retention and severance payments are being accrued over the estimated service period. For the three and six months ended June 30, 2017, the Company recorded expense of $4.8 million and $9.1 million, respectively, to cost of revenues on the consolidated statement of operations. Additionally, the Company recorded $0.3 million of expense to other income (expense) on the consolidated statement of operations for both the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded $5.2 million and $6.6 million, respectively, to cost of revenues on the consolidated statement of operations.

A rollforward of the charges incurred for the six months ended June 30, 2017 is as follows (in thousands):

	Balance as of	Expensed/			Balance as of
	December 31, 2016	Accrued Expense	Cash Payments	Non-Cash Items	June 30, 2017
Employee retention and severance payments	$5,945	$3,596	$(2,617)	$—	$6,924
Technical transfer of products	—	1,982	(1,682)	(300)	—
Asset impairment and accelerated depreciation charges	—	3,556	—	(3,556)	—
Facilities lease terminations and asset retirement obligations	209	245	—	—	454
Legal and professional fees	—	—	—	—	—
Total	$6,154	$9,379	$(4,299)	$(3,856)	$7,378

Middlesex, New Jersey Generic R&D
In May 2017, as part of its Consolidation and Improvement Plan, the Company announced its plan to close its Middlesex, New Jersey Generic R&D site and consolidate all Generic R&D activities to its Hayward, California facility. As a result, the Company eliminated a total of 31 positions in Middlesex, of which six employees will stay with the Company through August 2017 and another 15 positions will be rehired in the Hayward location as needed through the end of 2017. In connection with this Generic R&D consolidation, management currently estimates that the Company will incur aggregate pre-tax charges for employee termination benefits, program termination costs and accelerated depreciation charges of $3.1 million through the third quarter of 2017. For the three and six months ended June 30, 2017, the Company recorded $2.5 million of employee termination benefits and program termination costs and $0.4 million for accelerated depreciation charges, both to research and development on the consolidated statement of operations. As of June 30, 2017, $0.7 million of program termination costs had been paid and $1.8 million of employee termination benefits were included in accrued expenses on the Company's consolidated balance sheet.

Technical Operations Reduction-in-Force

In March 2017, the Company's management determined that a reduction-in-force was necessary in the Company's technical operations group in order to achieve greater operational efficiencies and to further streamline the organization. At that time, the Company identified 18 positions for elimination, of which two employees will stay with the Company through the end of 2017. In June 2017, the Company identified three additional positions for elimination, of which two terminations were immediately effective and one termination will be effective at the end of the third quarter of 2017, for a total of 21 positions identified for elimination as of June 30, 2017. In connection with this reduction-in-force, management currently estimates that the Company will incur aggregate pre-tax charges for employee termination benefits of $2.6 million through the end of 2017. For the three and six months ended June 30, 2017, the Company recorded $0.4 million and $2.2 million, respectively, of employee termination benefits expense to cost of revenues on the consolidated statement of operations. As of June 30, 2017, $1.7 million has been paid and $0.5 million of employee termination benefits was included in accrued expenses on the Company’s consolidated balance sheet.

Sale or Closure of Taiwan Facility
In May 2017, as part of its Consolidation and Improvement Plan, the Company announced that it was reviewing strategic alternatives for its Taiwan facility, including a sale of the facility to a qualified buyer capable of reliably producing Rytary® in accordance with FDA requirements as the Company’s third party contract manufacturer (“CMO”) or, in the alternative, a closure of the facility following the completion of the technology transfer process to allow Rytary® to be manufactured either in the Company’s Hayward, California facility or at a CMO. The Company is currently continuing its efforts to sell the Taiwan facility to a qualified buyer, although the Company cannot provide any assurance that it will be able to identify such a buyer or that a sale of the Taiwan facility will be completed. It is not possible to reasonably determine the timing and scope of the aggregate pre-tax charges the Company will incur until such time as a definitive decision is reached regarding the sale or closure of the Taiwan facility. The closure of the facility represents the maximum possible charges the Company could incur related to a sale or closure of the facility. If the facility is closed, management currently estimates that through mid-2019 the Company will incur aggregate pre-tax charges in the range of $105.0 million to $110.0 million, primarily composed of accelerated depreciation expenses attributable to depreciating the building and equipment to their estimated salvage values over a revised estimated useful life of two years, as well as technology transfer costs. The Taiwan facility had a net book value of $99.4 million as of June 30, 2017.
Hayward, California Technical Operations and R&D
In November 2015, the Company's management assessed the headcount in the technical operations and research and development groups in Hayward, California, primarily as a result of the resolution of the warning letter at the Hayward facility, and determined that a reduction-in-force was necessary to adjust the headcount to the operating conditions of the post-warning letter resolution environment. The Company eliminated 27 positions and recorded an accrual for severance and related employee termination benefits of $2.5 million during the quarter ended December 31, 2015. As of March 31, 2017, the full $2.5 million had been paid.

17. INCOME TAXES
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2017, however, the Company began using the discrete effective tax rate method to calculate taxes. The Company had determined that since small changes in estimated “ordinary” income (or loss) would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2017.

During the six month periods ended June 30, 2017 and 2016, the Company recognized an aggregate consolidated tax expense (benefit) of $30.4 million and $(8.3) million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the six month periods ended June 30, 2017 and 2016 was (34.3)% and 38.9%, respectively. The amount of tax expense recorded for the six months ended June 30, 2017 reflects the Company’s estimate as of such date using the discrete effective tax rate method. The amount of tax benefit recorded for the six month period ended June 30, 2016 was calculated using the annual estimated rate method. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described in "Note 7. Accounts Receivable" was also reflected in income tax benefit for the six months ended June 30, 2016. Excluding the discrete item, the Company’s estimate of the annualized effective tax rate for the six months ended June 30, 2016 was 32.2%.

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

On the basis of this evaluation, as of December 31, 2016, the Company established a valuation allowance of $108.8 million. During the six month period ended June 30, 2017, the Company considered new evidence, both positive and negative, that could impact the Company's assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended June 30, 2017, an additional valuation allowance in the amount of $55.6 million was recorded against the gross deferred tax asset balance for a total valuation allowance of $164.4 million as of June 30, 2017.

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

Through March 31, 2017, no provision had been made for U.S. federal deferred income taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiary since it had been the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

As of June 30, 2017, following management’s announcement in May 2017 that it is reviewing potential options to either sell or close the Taiwan manufacturing facility and dissolve operations at Impax Taiwan, the Company has changed its assertion related to the unremitted foreign earnings of Impax’s Taiwan subsidiary accumulated as of June 30, 2017. The Company is no longer able to assert under ASC 740-30-25 that the unremitted foreign earnings are indefinitely reinvested outside the U.S. Accordingly, the Company has recorded a deferred tax liability associated with remitting these earnings back to the U.S. For the quarter ended June 30, 2017, U.S. income and foreign withholding taxes of approximately $6.5 million have been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiary that had previously been indefinitely reinvested outside the United States.

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

License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company sold all remaining AG Products in its inventory during the year ended December 31, 2016. Pursuant to the terms of the Amended and Restated Shire Agreement, the Company is required to pay to Shire a specified profit share based on sales of the AG Product and a specified profit share based on sales of the Company’s generic Adderall XR® product. The Company began selling its generic Adderall XR® product during the second quarter of 2016. The Company owed a profit share payable to Shire of $1.2 million during the six months ended June 30, 2017, based on sales of the Company’s generic Adderall XR® product and reflecting adjustments for returns and government rebates from the Company's previous sales of the AG Product and of $5.5 million during the six months ended June 30, 2016, based on sales of the AG Product, in each case with a corresponding charge included in the cost of revenues line in the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.
In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including 10 currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. As of June 30, 2017, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar up to an aggregate amount of $25.0 million upon the achievement of certain specified milestone events. The contingent milestone payments are initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events are capitalized and amortized over the remaining estimated useful life of the approved product. As of June 30, 2017, the Company had paid a total of $20.0 million to Tolmar upon the achievement of certain specified milestone events, including $12.0 million upon the achievement of a regulatory milestone event and $5.0 million upon the achievement of a commercialization event, and does not currently expect to make any additional milestone payments under the agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company is also required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $3.5 million and $28.6 million during the six months ended June 30, 2017 and 2016, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations.

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

As of June 30, 2017, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the Teva Agreement. Further, in connection with the Teva Transaction and as described in “Note 2. Business Acquisition,” the Company and Teva terminated each party’s rights and obligations under the Teva Agreement effective on August 3, 2016 with respect to the methylphenidate hydrochloride product (generic Concerta®).

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

Agreements with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (“Joint Development Agreement”). The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s Solodyn® product. The Company is not currently in the process of developing the advanced form Solodyn® product. Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company sells its manufactured generic products to all Impax Generics division customers in the ordinary course of business through its Impax Generics Product sales channel. The Company accounts for the sale, if any, of the generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Impax Generics products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company pays Valeant a gross profit share, with such profit share payments accounted for as a current period cost of revenues in the consolidated statement of operations. The Company began selling one of the four dermatology products during the year ended December 31, 2011 and began selling a second dermatology product during the quarter ended September 30, 2016.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Beginning from January 2013, the Company has paid AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company has also paid to AstraZeneca royalties based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company owed a royalty payable to AstraZeneca of $7.5 million and $7.4 million during the six months ended June 30, 2017 and 2016, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an Asset Transfer and License Agreement (the "DURECT Agreement") with DURECT Corporation (“DURECT”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, referred to by the Company as IPX239. The Company paid DURECT a $2.0 million up-front payment upon signing of the agreement which was recognized immediately as research and development expense. The Company has the potential to pay up to $61.0 million in additional contingent milestone payments upon the achievement of certain specified development and commercialization events under the agreement. If IPX239 is commercialized, the Company would also be required to pay a tiered royalty based on product sales. On July 24, 2017, the Company provided notice to DURECT that the Company is terminating the DURECT Agreement, which termination will be effective pursuant to the terms of such agreement on October 24, 2017. See "Note 23. Subsequent Events" for further details regarding the notice of termination of the DURECT Agreement.

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
Purchase Order Commitments
As of June 30, 2017, the Company had $121.5 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

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

Patent Infringement Litigation

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In June 2016, the Court entered an amended judgment in both cases that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo and Grunenthal. The Court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the Court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. The Company and ThoRx are appealing the Court's judgment.

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

In May 2016, Endo Pharmaceuticals Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging that the Company’s marketed oxymorphone hydrochloride tablets infringe certain patents owned by Endo. Endo’s complaint also alleges that the Company and Endo entered into a settlement and license agreement (the "2010 ANDA Settlement") with respect to these products, but that the Company later breached that contract and breached its implied duty of good faith and fair dealing with respect to that agreement. Endo filed an amended complaint on August 1, 2016 and the Company filed a motion to dismiss the complaint. On October 25, 2016, that motion was granted in part and denied in part. On October 31, 2016, the Company received a letter from Endo purporting to terminate the 2010 ANDA Settlement for material breach. On August 5, 2017, the Company entered into a settlement agreement with Endo to resolve the contract dispute related to the 2010 ANDA Settlement. See “Note 23. Subsequent Events” for additional details regarding the settlement agreement.

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. The case went to trial in September 2016. On March 29, 2017, the District Court issued a Trial Opinion finding the asserted patents valid and infringed. On April 17, 2017, the District Court entered a Final Judgment and Injunction that, inter alia, bars FDA approval of Lannett’s proposed generic product prior to May 29, 2021. On May 12, 2017, Lannett filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, and briefing is currently underway.

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

Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. The Company filed related actions alleging infringement of later-issued U.S. Patent No. 9,463,246 in December 2016 and of later-issued U.S. Patent No. 9,533,046 in May 2017. Both related actions were consolidated with the lead action. Fact discovery and claim construction briefing have concluded and a claim construction hearing was held on April 26, 2017. On May 9, 2017, the District Court issued a decision interpreting certain claim terms in dispute in the litigation. Trial is expected in the beginning of 2018.

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

Sanofi-Aventis U.S. LLC, et al. v. Impax Laboratories, Inc. (Teriflunomide)

On January 3, 2017, Sanofi-Aventis U.S. LLC, Aventisub LLC, Sanofi, and Genzyme Corporation filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Teriflunomide Oral Tablets, 14 mg, generic to Aubagio®. The case was settled and terminated on April 21, 2017.

Bristol-Myers Squibb Company, et al. v. Impax Laboratories, Inc.(Apixiban)

On April 10, 2017, Bristol-Myers Squibb Company and Pfizer Inc. filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Apixaban Tablets, 2.5 mg and 5 mg, generic to Eliquis®. The Company responded to the complaint on June 2, 2017. No further schedule has been set.

Biogen MA Inc. v. Impax Laboratories, Inc. (Dimethyl Fumarate)

On June 26, 2017, Biogen MA Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dimethyl Fumarate 120 and 240 mg capsules, generic to Tecfidera®. The Company’s answer is currently due on October 16, 2017. No further schedule has been set.

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

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation.” On January 27, 2017, plaintiffs filed two consolidated class action complaints. With respect to doxycycline, the plaintiffs dropped their allegations against the Company. On March 28, 2017, the Company, separately and along with other defendants, filed motions to dismiss the digoxin class action complaint. Briefing has been taken off calendar by the court. On April 6, 2017, the Judicial Panel on Multidistrict Litigation ordered the consolidation of all civil actions involving allegations of antitrust conspiracies in the generic pharmaceutical industry regarding 18 generic drugs to the Eastern District of Pennsylvania. The consolidated actions have been renamed In re Generic Pharmaceuticals Pricing Antitrust Litigation. Plaintiffs are scheduled to file their amended consolidated class action complaints by August 15, 2017.

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

Impax Laboratories, Inc. v. Turing Pharmaceuticals AG

On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”).  Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $40.9 million and for future amounts that may be due. Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, the Company filed a motion for summary judgment and briefing has been completed. No trial date has been set.

Telephone Consumer Protection Act Cases

On January 31, 2017, Plaintiff Family Medicine Pharmacy LLC filed a class action complaint in the United States District Court for the Southern District of Alabama on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act of 2005 (the "Telephone Consumer Protection Act"). On March 27, 2017, the Company filed a motion to dismiss the complaint and plaintiff filed an amended complaint on April 10, 2017. On July 18, 2017, the parties reached an agreement in principle regarding the class settlement. Plaintiff is scheduled to file its motion for preliminary approval of the proposed class settlement by September 5, 2017.

On February 14, 2017, Plaintiff Medicine To Go Pharmacies, Inc. filed a class action complaint in the United States District Court for the District of New Jersey on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act. On April 17, 2017, the Company filed a motion to dismiss, transfer, or stay this case in light of the first-filed case described above. This case was transferred to the Southern District of Alabama. Plaintiff’s response to the Company’s motion to dismiss must be filed by August 21, 2017.

Securities Class Action

On April 17, 2017, Lead Plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company filed its motion to dismiss the amended complaint on June 1, 2017. Plaintiff filed its opposition on July 17, 2017. The Company’s reply is due on August 16, 2017.

Shareholder Derivative Action

On February 22, 2017, Plaintiff Ed Lippman filed a shareholder derivative complaint in the Superior Court for the State of California in the County of Alameda on behalf of the Company against former executives, a current executive, and certain current members of the board of directors alleging breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. No schedule has been set.

Teva v. Impax Laboratories, Inc.

On February 15, 2017, Plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. (“Teva”) filed a Praecipe to Issue Writ of Summons and Writ of Summons (precursor to a complaint) in the Philadelphia County Court of Common Pleas against the Company alleging that the Company breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin® XL. Teva has provided the Company with a draft complaint, but it has not filed a complaint with the Court.

California Wage and Hour Class Action

On August 3, 2017, Plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against the Company alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws. As of August 7, 2017, the Company had not been served with the complaint.

21. SEGMENT INFORMATION
The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from generic products are reported under the caption "Impax Generics, net."

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
Revenues from branded products are reported under the caption “Impax Specialty Pharma, net.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.
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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2017	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$150,889	$51,193	$—	$202,082
Cost of revenues	108,901	20,775	—	129,676
Selling, general and administrative	8,034	16,814	26,767	51,615
Research and development	20,995	5,852	—	26,847
Patent litigation expense	319	851	—	1,170
Income (loss) before income taxes	$12,640	$6,901	$(40,478)	$(20,937)

Three Months Ended June 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$121,695	$50,895	$—	$172,590
Cost of revenues	82,794	15,267	—	98,061
Cost of revenues impairment charges	1,545	—	—	1,545
Selling, general and administrative	1,565	16,133	27,210	44,908
Research and development	16,143	4,657	—	20,800
In-process research and development impairment charges	946	—	—	946
Patent litigation expense	155	1,774	—	1,929
Income (loss) before income taxes	$18,547	$13,064	$(35,561)	$(3,950)

Six Months Ended June 30, 2017	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$285,036	$101,449	$—	$386,485
Cost of revenues	212,236	37,672	—	249,908
Cost of revenues impairment charges	39,280	—	—	39,280
Selling, general and administrative	14,502	33,144	51,024	98,670
Research and development	38,391	10,945	—	49,336
In-process research and development impairment charges	6,079	—	—	6,079
Patent litigation expense	687	1,555	—	2,242
(Loss) income before income taxes	$(26,139)	$18,133	$(80,461)	$(88,467)

Six Months Ended June 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$291,774	$106,324	$—	$398,098
Cost of revenues	192,916	28,063	—	220,979
Cost of revenues impairment charges	1,545	—	—	1,545
Selling, general and administrative	6,339	29,951	52,916	89,206
Research and development	30,738	9,084	—	39,822
In-process research and development impairment charges	946	—	—	946
Patent litigation expense	269	2,979	—	3,248
Income (loss) before income taxes	$59,021	$36,247	$(116,712)	$(21,444)
Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three and six month periods ended June 30, 2017 and 2016 are set forth below (in thousands):

Segment	Product Family	Three Months Ended June 30, 2017
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$29,769	15%	(1)
Impax Specialty Pharma	Rytary® family	$21,922	11%	(2)
Impax Generics	Oxymorphone HCI ER family	$17,286	9%	(3)
Impax Generics	Budesonide family	$15,202	8%	(4)
Impax Specialty Pharma	Zomig® family	$12,325	6%	(5)

Segment	Product Family	Three Months Ended June 30, 2016
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$26,840	16%	(1)
Impax Specialty Pharma	Albenza® family	$18,275	11%	(6)
Impax Generics	Fenofibrate family	$18,198	11%	(7)
Impax Specialty Pharma	Rytary® family	$17,297	10%	(2)
Impax Generics	Oxymorphone HCI ER family	$16,624	10%	(3)

Segment	Product Family	Six Months Ended June 30, 2017
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$50,090	13%	(1)
Impax Specialty Pharma	Rytary® family	$41,827	11%	(2)
Impax Generics	Oxymorphone HCI ER family	$36,225	9%	(3)
Impax Generics	Budesonide family	$31,030	8%	(4)
Impax Specialty Pharma	Zomig® family	$22,182	6%	(5)

Segment	Product Family	Six Months Ended June 30, 2016
		$	%
Impax Generics	Diclofenac Sodium Gel family (generic Solaraze®)	$55,425	14%	(8)
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$38,271	10%	(1)
Impax Generics	Fenofibrate family	$35,950	9%	(7)
Impax Generics	Amphetamine Salts ER (CII) family (generic Adderall®)	$32,738	8%	(9)
Impax Specialty Pharma	Rytary® family	$32,223	8%	(2)

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

(5) Zomig® product family consists of products in tablet, orally disintegrating tablet and nasal spray dosage forms, each dosage form in two different strengths, and is indicated for the acute treatment of migraine with or without aura in adults. Zomig® (zolmitriptan) Nasal Spray is also indicated in pediatric patients 12 years of age or older.

(6) Albenza® product family consists of one strength and is indicated for the treatment of parenchymal neurocysticercosis due to active lesions caused by larval forms of the pork tapeworm, Taenia solium and the treatment of cystic hydatid disease of the liver, lung, and peritoneum, caused by the larval form of the dog tapeworm, Echinococcus granulosus.

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

(8) Diclofenac Sodium Gel (generic Solaraze®) product family consists of one product strength and is indicated for the topical treatment of actinic keratosis.

(9) Amphetamine Salts extended release (ER) capsules, CII (generic Adderall XR®) product family consists of the capsules product in seven different strengths and is indicated for the treatment of attention deficit hyperactivity disorder.

Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., constructed a manufacturing facility in Taiwan which is utilized for manufacturing, warehousing, and administrative functions, as well as some limited research and development activities. On the Company's consolidated balance sheets at June 30, 2017 and December 31, 2016, Impax Laboratories (Taiwan) Inc. represents $138.7 million and $134.9 million, respectively, of net carrying value of assets, composed principally of a building and manufacturing equipment. See "Note 9. Property, Plant and Equipment" and "Note 16. Restructurings" for additional information related to the closure or sale of the Taiwan facility.

22. SUPPLEMENTARY FINANCIAL INFORMATION
Selected financial information for the quarterly period noted is as follows:

	2017 Quarters Ended
(in thousands, except share and per share amounts)	March 31	June 30
Revenue:
Impax Generics, gross	$635,897	$663,167
Less:
Chargebacks	298,744	286,092
Rebates	164,792	170,398
Product Returns	9,733	15,210
Other credits	28,481	40,578
Impax Generics, net	134,147	150,889

Impax Specialty Pharma, gross	84,133	84,238
Less:
Chargebacks	9,828	8,967
Rebates	4,483	4,682
Product Returns	1,844	1,416
Other credits	17,722	17,980
Impax Specialty Pharma, net	50,256	51,193

Total revenues	184,403	202,082

Gross profit	24,891	72,406

Net loss	$(98,431)	$(20,417)

Net loss per common share:
Basic	$(1.37)	$(0.28)
Diluted	$(1.37)	$(0.28)

Weighted-average common shares outstanding:
Basic	71,594,472	71,803,920
Diluted	71,594,472	71,803,920

	2016 Quarters Ended
(in thousands, except share and per share amounts)	March 31	June 30
Revenue:
Impax Generics, gross	$614,176	$532,968
Less:
Chargebacks	217,354	197,864
Rebates	185,476	178,097
Product Returns	11,913	10,237
Other credits	29,354	25,075
Impax Generics, net	170,079	121,695

Impax Specialty Pharma, gross	82,073	81,254
Less:
Chargebacks	6,111	8,826
Rebates	2,853	2,430
Product Returns	1,508	1,279
Other credits	16,172	17,824
Impax Specialty Pharma, net	55,429	50,895

Total revenues	225,508	172,590

Gross profit	102,590	72,984

Net loss	$(10,408)	$(2,701)

Net loss per common share:
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

Weighted-average common shares outstanding:
Basic	70,665,394	71,100,123
Diluted	70,665,394	71,100,123

23. SUBSEQUENT EVENTS

FDA Approval of AB-Rated Generic Concerta®

On July 17, 2017, the Company announced that it had received an AB therapeutic equivalent rating and final FDA approval on its ANDA for a generic version of Concerta® (methylphenidate hydrochloride) Extended-Release tablets USP CII, 18, 27, 36 and 54 mg.

Legal Settlements

For the three months ended June 30, 2017, the Company recorded $7.9 million of legal settlement expenses related to the potential settlement of certain current outstanding litigation, a portion of which includes the expenses related to the settlement of the contract dispute with Endo International plc, as described below under “Settlement of Contract Litigation.”

Prohealth Stock Purchase Agreement

On July 23, 2017, the Company entered into a Stock Purchase Agreement (the “Prohealth SPA”) with the stockholders of Prohealth Biotech Inc., a company incorporated under the laws of the Republic of China (Taiwan) (“Prohealth”), who collectively own 42.46% of the issued and outstanding share capital of Prohealth. The Company currently owns 57.54% of the issued and outstanding share capital of Prohealth and after the closing of the transaction, the Company will own all of the issued and outstanding share capital of Prohealth. Prohealth currently does not conduct any business activities and the Company currently intends to dissolve the entity after the closing of the transaction. The total purchase price payable by the Company to the stockholders of Prohealth pursuant to the Prohealth SPA is $0.1 million. The Company currently expects the closing of the transaction under the Prohealth SPA to occur by the end of fiscal year 2017.

Termination of DURECT Agreement

On July 24, 2017, the Company provided notice to DURECT Corporation (“DURECT”) that the Company is terminating the Asset Transfer and License Agreement dated January 3, 2014 with DURECT (the “DURECT Agreement”), which termination will be effective pursuant to the terms of such agreement on October 24, 2017. See “Note 18. Alliance and Collaboration Agreements” for additional information regarding the DURECT Agreement. Termination of the DURECT Agreement returns to DURECT the development and commercialization rights to DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, previously referred to by the Company as IPX239.

Settlement of Contract Litigation

On August 7, 2017, the Company announced a Settlement Agreement (the "Contract Settlement Agreement") to resolve a contract dispute relating to an agreement entered into in June 2010 among Endo International plc ("Endo International"), Penwest Pharmaceuticals ("Penwest" and collectively with Endo International, "Endo") and the Company regarding the ANDA litigation related to the original formulation of Opana® ER (oxymorphone hydrochloride) CII Extended-Release ("ER") tablets (the "2010 ANDA Settlement"). See “Note 20. Legal and Regulatory Matters” for further details on the contract dispute with Endo. In the 2010 ANDA Settlement, the Company obtained a non-exclusive license to certain then-existing and future Endo patents. Orange Book listed patents for Opana ER extend until November 2029. The Contract Settlement Agreement includes an amendment to the 2010 ANDA Settlement, whereby the Company agrees to pay Endo a royalty rate that splits the Company's gross profits for its sales of oxymorphone hydrochloride CII ER products, commencing January 1, 2018. The royalty will be eliminated based on certain commercial conditions.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, risks related to acquisitions of or investments in technologies, products or businesses, the risks related to the sale or closure of our Taiwan manufacturing facility, effects from fluctuations in currency exchange rates between the U.S. dollar and the Taiwan dollar, risks relating to goodwill and intangibles, the reduction or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, our ability to sustain profitability and positive cash flows, the impact of any valuation allowance on our deferred tax assets, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements to settle patent litigations, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of Numient® (IPX066) outside of the United States, the impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2016. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

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

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of June 30, 2017, we marketed 216 generic pharmaceuticals, which represent dosage variations of 74 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of June 30, 2017, in our Impax Generics Division, we had 21 applications pending at the FDA and 17 other products in various stages of development for which applications have not yet been filed.

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

Revenues from generic products are reported under the caption “Impax Generics, net.”

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

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AZ the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement (which was subsequently amended) and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura. In addition to the Zomig® products and our internally developed pharmaceutical product, Rytary® for the treatment of Parkinson's disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015, we are currently engaged in the sales and marketing of Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and two other products, all acquired in the Tower Acquisition which closed in March 2015 as described further below. In November 2015, the European Commission granted marketing authorization for Numient® (referred to as Rytary® in the United States). The review of the Numient® application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under our several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the three and six months ended June 30, 2017.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates and administrative fees, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the six months ended June 30, 2017, the three large wholesalers accounted for 99% of our chargebacks and 66% of our indirect sales rebates. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in the six month and one year periods ended June 30, 2017 and December 31, 2016, respectively.

The following tables are rollforwards of the activity in the reserves for the six months ended June 30, 2017 and the year ended December 31, 2016 with an explanation for any significant changes in the accrual percentages (in thousands):

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Chargeback reserve
Beginning balance	$151,978	$102,630
Provision recorded during the period	603,631	1,011,400
Credits issued during the period	(641,728)	(962,052)
Ending balance	$113,881	$151,978
Provision as a percent of gross product sales	41%	36%
As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased from 36% during the year ended December 31, 2016 to 41% during the six months ended June 30, 2017 primarily due to the change in product sales mix due to the Teva Transaction, which closed in August 2016 and which products carry a higher chargeback rate, the timing of the price reduction for the epinephrine auto-injector in late 2016 and lower product sales of diclofenac sodium gel, which carried a lower chargeback rate.

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Rebate reserve
Beginning balance	$300,647	$265,229
Provision recorded during the period	344,355	768,629
Credits issued during the period	(466,920)	(733,211)
Ending balance	$178,082	$300,647
Provision as a percent of gross product sales	23%	27%

As noted in the table above, the provision for rebates, as a percent of gross product sales, decreased from 27% during the year ended December 31, 2016 to 23% during the six months ended June 30, 2017 primarily due to lower product sales of diclofenac sodium gel, which carried a higher rebate rate, and a change in customer mix on product sales of amphetamine salts IR.

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

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Returns reserve
Beginning balance	$72,888	$48,950
Provision related to sales recorded in the period	28,203	52,383
Credits issued during the period	(18,498)	(28,445)
Ending balance	$82,593	$72,888
Provision as a percent of gross product sales	1.9%	1.8%

The provision for returns as a percent of gross product sales increased to 1.9% during the six month period ended June 30, 2017 compared to 1.8% during the year ended December 31, 2016 as a result of slightly higher historical returns experience.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $80.0 million and $72.1 million as of June 30, 2017 and December 31, 2016, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $7.0 million and $7.0 million as of June 30, 2017 and December 31, 2016, respectively.

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

Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product. We are not currently in the process of developing the branded dermatological product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. We defer and recognize revenue received from the achievement of contingent research and development milestones in the period such payment is earned. We will recognize royalty fee income, if any, as current period revenue when earned.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Stock options and restricted stock awards granted under the 2002 Plan generally vest over a four year period and, in the case of stock options, have a term of 10 years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.

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

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including, but not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight we afford the evidence is commensurate with the extent the evidence may be objectively verified. As such, we did not rely on or project future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016 or the six months ended June 30, 2017.

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

Our consolidated net deferred tax asset valuation allowance totaled $164.4 million as of June 30, 2017, such that we realize on a more likely than not basis, a tax-effected net deferred tax asset of $34.5 million. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

We concluded the carrying value of goodwill was not impaired as of December 31, 2016, as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. As of June 30, 2017, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations that would require us to perform an interim impairment test.

Results of Operations
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Total revenues	$202,082	$172,590	$29,492	17%
Gross profit	72,406	72,984	(578)	(1)%
(Loss) income from operations	(7,226)	4,401	(11,627)	*
Loss before income taxes	(20,937)	(3,950)	(16,987)	*
Benefit from income taxes	(520)	(1,249)	729	(58)%
Net loss	$(20,417)	$(2,701)	$(17,716)	*
* Percentage exceeds 100%

Consolidated total revenues for the three month period ended June 30, 2017 increased by 17%, or $29.5 million, to $202.1 million compared to $172.6 million for the three month period ended June 30, 2016. The increase was attributable to both higher Impax Generics division and Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 25.8%, while volumes for existing products increased consolidated total revenues by 24.5%, in each case compared to the same period of 2016. The decrease in selling price compared to the prior year period was primarily attributable to increased competition on generic Adderall XR® and fenofibrate and the addition during the current year period of a new customer for epinephrine auto-injector at a lower net selling price for the product. New product launches, including those resulting from acquisitions, increased consolidated total revenues by 18.5% compared to the same period of 2016.

Revenues from our Impax Generics division increased by $29.2 million during the three month period ended June 30, 2017, as compared to the prior year period. The increase was primarily due to higher sales of our epinephrine auto-injector and the products we acquired as part of the Teva Transaction.

Revenues from our Impax Specialty Pharma division increased by $0.3 million during the three month period ended June 30, 2017, as compared to the prior year period. The increase was primarily due to higher sales of Rytary®, partially offset by lower sales of Zomig® and our anthelmintic products franchise.

Net loss for the three month period ended June 30, 2017 was $20.4 million, an increase of $17.7 million compared to a net loss of $2.7 million for the three month period ended June 30, 2016. The net loss for the three month period ended June 30, 2017 was primarily due to higher operating expenses, an increase in interest expense related to our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, an increase in fixed asset impairment charges related to abandoned software, an increase in legal settlement accruals, a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®) and a $2.4 million net increase in the Turing reserve. These increases were partially offset by the recognition of an $11.9 million gain during the three month period ended June 30, 2017 on the sale of 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which products were not marketed, and all acquired as part of the Tower Acquisition.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Impax Generics, net	$150,889	$121,695	$29,194	24%
Cost of revenues	108,901	82,794	26,107	32%
Cost of revenues impairment charges	—	1,545	(1,545)	*
Gross profit	41,988	37,356	4,632	12%
Operating expenses:
Selling, general and administrative	8,034	1,565	6,469	*
Research and development	20,995	16,143	4,852	30%
In-process research and development impairment charges	—	946	(946)	*
Patent litigation expense	319	155	164	*
Total operating expenses	29,348	18,809	10,539	56%
Income from operations	$12,640	$18,547	$(5,907)	(32)%
* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the three months ended June 30, 2017 were $150.9 million, an increase of $29.2 million, or 24%, over the prior year period. The increase compared to the prior year period was primarily due to higher sales of our epinephrine auto-injector and the products we acquired as part of the Teva Transaction.

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2017 was $108.9 million, an increase of $26.1 million compared to the prior year period. The increase compared to the prior year period was primarily attributable to higher unit sales, an increase in bad batch inventory reserves, higher restructuring costs incurred in conjunction with the reduction-in-force of our technical operations group and higher inventory underabsorption charges related to the closure of our Middlesex, New Jersey facility, partially offset by lower restructuring costs incurred in conjunction with the closure of our Middlesex, New Jersey facility. See “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 16. Restructurings” for additional information related to the reduction-in-force of our technical operations group and the closure of our Middlesex facility.

Cost of Revenues Impairment Charges

Cost of revenues impairment charges were $1.5 million for the three month period ended June 30, 2016, primarily due to product discontinuations. No comparable impairment charges were recognized in the three month period ended June 30, 2017.

Gross Profit

Gross profit for the three month period ended June 30, 2017 was $42.0 million, or 28% of total revenues, as compared to gross profit of $37.4 million, or 31% of total revenues, for the prior year period. The increase in gross profit compared to the prior year period was primarily due to increased product sales, partially offset by an increase in bad batch inventory reserve, increased intangibles amortization, increased net restructuring costs and increased inventory underabsorption charges, as noted above. The decrease in gross margin compared to the prior year period was primarily due to lower selling prices on certain products compared to the prior year period and an increase in bad batch inventory reserve.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended June 30, 2017 were $8.0 million, as compared to $1.6 million for the three month period ended June 30, 2016. The $6.4 million increase from the prior year period was primarily due to higher marketing and freight costs, coupled with an increase in failure to supply claims from our wholesale customers.

Research and Development Expenses

Research and development expenses for the three month period ended June 30, 2017 were $21.0 million, as compared to $16.1 million for the three month period ended June 30, 2016. The $4.9 million increase from the prior year period was primarily due to higher external development costs and higher costs related to employee termination benefits from the closure of our Middlesex, New Jersey Generic research and development site.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $0.9 million for the three month period ended June 30, 2016, primarily due to the launch of competing products. No comparable impairment charges were recognized during the three month period ended June 30, 2017.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2017 were $0.3 million, as compared to $0.2 million for the three month period ended June 30, 2016. The $0.1 million increase was primarily due to increased legal activity related to cases during the current year period.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Rytary®, net	$21,922	$17,297	$4,625	27%
Zomig®, net	12,325	13,256	(931)	(7)%
All other Specialty Pharma Products, net	16,946	20,342	(3,396)	(17)%
Total revenues	51,193	50,895	298	1%
Cost of revenues	20,775	15,267	5,508	36%
Gross profit	30,418	35,628	(5,210)	(15)%
Operating expenses:
Selling, general and administrative	16,814	16,133	681	4%
Research and development	5,852	4,657	1,195	26%
Patent litigation expense	851	1,774	(923)	(52)%
Total operating expenses	23,517	22,564	953	4%
Income from operations	$6,901	$13,064	$(6,163)	(47)%
Revenues

Total revenues for the Impax Specialty Pharma division for the three month period ended June 30, 2017 were $51.2 million, an increase of $0.3 million, or 1%, over the prior year period. The increase from the prior year period was primarily due to higher sales of Rytary®, partially offset by lower sales of Zomig® and our anthelmintic products franchise.

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2017 was $20.8 million, an increase of $5.5 million compared to the prior year period. The increase was primarily attributable to an increase in the reserve for short-dated Rytary® inventory.

Gross Profit

Gross profit for the three month period ended June 30, 2017 was $30.4 million, or 59% of total revenues, as compared to gross profit of $35.6 million, or 70% of total revenues, for the prior year period. The decrease in gross profit and gross margin were primarily due to an increase in the reserve for short-dated Rytary® inventory.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended June 30, 2017 were $16.8 million, as compared to $16.1 million for the three month period ended June 30, 2016. The $0.7 million increase from the prior year period was primarily due to higher advertising and promotion costs related to Rytary® and Emverm®.

Research and Development

Research and development expenses for the three month period ended June 30, 2017 were $5.9 million, as compared to $4.7 million for the three month period ended June 30, 2016. The $1.2 million increase from the prior year period was primarily due to increased research and development activities related to our branded initiatives.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2017 were $0.9 million, as compared to $1.8 million for the three month period ended June 30, 2016. The $0.9 million decrease from the prior year period was primarily due to reduced patent litigation activity.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
General and administrative expenses	$26,767	$27,210	$(443)	(2)%
Unallocated corporate expenses	(26,767)	(27,210)	443	(2)%
Interest expense	(13,369)	(8,454)	(4,915)	58%
Interest income	155	340	(185)	(54)%
Reserve for Turing receivable	(2,353)	—	(2,353)	*
Gain on sale of intangible assets	11,850	—	11,850	*
Other expense, net	(9,994)	(237)	(9,757)	*
Loss before income taxes	(40,478)	(35,561)	(4,917)	14%
Benefit from income taxes	$(520)	$(1,249)	$729	(58)%
* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2017 were $26.8 million, as compared to $27.2 million for the three month period ended June 30, 2016. The $0.4 million decrease compared to the prior year period was primarily due to lower IT and business development spending and lower share-based compensation costs. These reduced expenses were partially offset by higher legal expenses compared to the prior year period.

Interest Expense

Interest expense was $13.4 million for the three month period ended June 30, 2017, a $4.9 million increase from the three month period ended June 30, 2016. Interest expense for the second quarter of 2017 reflected interest on our $600.0 million senior convertible notes, interest on our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction and interest on our Revolving Credit Facility. In contrast, interest expense for the second quarter of 2016 reflected interest on our $600.0 million senior convertible notes and interest on our Revolving Credit Facility.

Interest Income

Interest income was $0.2 million for the three month period ended June 30, 2017, which was relatively consistent with interest income for the three month period ended June 30, 2016.

Reserve for Turing Receivable

During the three month period ended June 30, 2017, we increased the reserve balance of the estimated receivable from Turing by a net $2.4 million, consisting of a $3.3 million increase in the reserve resulting from additional Medicaid rebate claims received during the period and a $0.9 million reduction in the reserve resulting from payments we received from Turing during the period. There were no comparable charges during the three month period ended June 30, 2016.

Gain on Sale of Intangible Assets

During the three month period ended June 30, 2017, we recognized a gain of $11.9 million on the sale of 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which products were not marketed, and all acquired as part of the Tower Acquisition. There was no comparable gain during the three month period ended June 30, 2016.

Other Expense

Other expense, net was $10.0 million for the three month period ended June 30, 2017, as compared to other expense, net of $0.2 million for the three month period ended June 30, 2016. The $9.8 million increase from the prior year period was primarily due to the accrual of legal settlements, fixed asset impairment charges related to abandoned software and a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®).

Income Taxes

During the three month periods ended June 30, 2017 and 2016, we recognized aggregate consolidated tax benefit of $0.5 million and $1.2 million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three month periods ended June 30, 2017 and 2016 was 2.5% and 31.6%, respectively. The amount of tax benefit recorded for the three month period ended June 30, 2017 was calculated using the discrete effective tax rate method, while the tax benefit recorded for the three month period ended June 30, 2016 was calculated using the annual estimated effective tax rate method.

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

On the basis of this evaluation, as of March 31, 2017, we had a valuation allowance of $162.7 million. During the three month period ended June 30, 2017, we considered new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended June 30, 2017, we provided an additional valuation allowance in the amount of $1.7 million recorded against the gross deferred tax asset balance for a total valuation allowance of $164.4 million as of June 30, 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Overview
The following table sets forth our summarized, consolidated results of operations for the six month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Total revenues	$386,485	$398,098	$(11,613)	(3)%
Gross profit	97,297	175,574	(78,277)	(45)%
(Loss) income from operations	(59,030)	42,352	(101,382)	*
Loss before income taxes	(88,467)	(21,444)	(67,023)	*
Provision for (benefit from) income taxes	30,381	(8,335)	38,716	*
Net loss	$(118,848)	$(13,109)	$(105,739)	*
* Percentage exceeds 100%

Consolidated total revenues for the six month period ended June 30, 2017 decreased by 3%, or $11.6 million, to $386.5 million compared to $398.1 million for the six month period ended June 30, 2016. The decrease was attributable to both lower Impax Generics division and Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 23.6%, while volumes for existing products increased consolidated total revenues by 6.0%, in each case compared to the same period of 2016. New product launches, including those resulting from acquisitions, increased consolidated total revenues by 14.7% compared to the same period of 2016.

Revenues from our Impax Generics division decreased by $6.7 million during the six month period ended June 30, 2017, as compared to the prior year period. The decrease was primarily due to increased competition on diclofenac sodium gel, metaxalone, generic Adderall XR® and fenofibrate. These decreases were partially offset by increased sales of epinephrine auto-injector, oxymorphone ER and the products we acquired as part of the Teva Transaction.

Revenues from our Impax Specialty Pharma division decreased by $4.9 million during the six month period ended June 30, 2017, as compared to the prior year period. The decrease was primarily due to lower sales of Zomig® and our anthelmintic products franchise, partially offset by higher sales of Rytary®.

Net loss for the six month period ended June 30, 2017 was $118.8 million, an increase of $105.7 million compared to net loss of $13.1 million for the six month period ended June 30, 2016. The net loss for the six month period ended June 30, 2017 was primarily due to $45.4 million in intangible asset impairment charges, for which there were $2.5 million of comparable charges during the prior year period, as well as a $30.4 million income tax provision on the current period net loss before taxes, for which there was a $8.3 million benefit from income taxes recognized on the prior year period loss before taxes. Due to our cumulative loss over the three year period ended June 30, 2017, no current tax benefit could be recorded on our loss before taxes for the six month period ended June 30, 2017. Included in our results for the six month period ended June 30, 2016 was a $48.0 million reserve recorded as a result of the uncertainty of collection of the receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities, as compared to a net $2.7 million of such charges during the six month period ended June 30, 2017. Refer to "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 7. Accounts Receivable" for information related to the receivable due from Turing.

Additional factors contributing to the increase in net loss for the six month period ended June 30, 2017 compared to the prior year period included higher operating expenses, an increase in interest expense related to our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, an increase in fixed asset impairment charges, an increase in legal settlement accruals and a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®). These factors contributing to the increase in net loss were partially offset by the recognition of an $11.9 million gain during the six month period ended June 30, 2017 on the sale of 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which products were not marketed, and all acquired as part of the Tower Acquisition.

Of the $45.4 million of intangible asset impairment charges we incurred during the six month period ended June 30, 2017, we recognized $39.3 million in cost of revenues impairment charges and $6.1 million in in-process research and development impairment charges on our consolidated statement of operations. The $45.4 million impairment charge was almost entirely attributable to three products, two of which are currently marketed products and one of which is an IPR&D product, all acquired as part of the Teva Transaction. For the currently marketed products, the impairment charge was the result of continued significant price and volume erosion during the six month period ended June 30, 2017 without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows. For the IPR&D product, the impairment charge was the result of increased estimated research and development expenses and a delay in the anticipated product launch due to a change in the regulatory strategy to secure FDA approval of such product.

Impax Generics

The following table sets forth results of operations for Impax Generics for the six month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Impax Generics, net	$285,036	$291,774	$(6,738)	(2)%
Cost of revenues	212,236	192,916	19,320	10%
Cost of revenues impairment charges	39,280	1,545	37,735	*
Gross profit	33,520	97,313	(63,793)	(66)%
Operating expenses:
Selling, general and administrative	14,502	6,339	8,163	*
Research and development	38,391	30,738	7,653	25%
In-process research and development impairment charges	6,079	946	5,133	*
Patent litigation expense	687	269	418	*
Total operating expenses	59,659	38,292	21,367	56%
(Loss) income from operations	$(26,139)	$59,021	$(85,160)	*
* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the six months ended June 30, 2017 were $285.0 million, a decrease of $6.7 million, or 2%, over the prior year period. The decrease compared to the prior year period was primarily due to increased competition on diclofenac sodium gel, metaxalone, generic Adderall XR® and fenofibrate. These decreases were partially offset by increased sales of epinephrine auto-injector, oxymorphone ER and the products we acquired as part of the Teva Transaction.

Cost of Revenues

Cost of revenues for the six month period ended June 30, 2017 was $212.2 million, an increase of $19.3 million compared to the prior year period. The increase was primarily due to an increase in the bad batch inventory reserve, higher intangible asset amortization resulting from the Teva Transaction, higher restructuring costs incurred in connection with the closure of our Middlesex, New Jersey facility and the reduction-in-force of our technical operations group, and higher inventory underabsorption charges related to the closure of our Middlesex, New Jersey facility. Such increased costs during the six month period ended June 30, 2017 compared to the prior year period were partially offset by reduced costs related to decreased product revenue. See “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 16. Restructurings” for additional information related to the reduction-in-force of our technical operations group and the closure of our Middlesex facility.

Cost of Revenues Impairment Charges

Cost of revenues impairment charges were $39.3 million for the six month period ended June 30, 2017, as compared to $1.5 million for the six month period ended June 30, 2016. The $39.3 million of impairment charges for the six month period ended June 30, 2017 were due to continued significant price and volume erosion on two currently marketed products acquired in the Teva Transaction without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows. The $1.5 million of impairment charges for the six month period ended June 30, 2016 were primarily due to product discontinuations.

Gross Profit

Gross profit for the six month period ended June 30, 2017 was $33.5 million, or 12% of total revenues, as compared to gross profit of $97.3 million, or 33% of total revenues, for the prior year period. The decreases in gross profit and gross margin compared to the prior year period were primarily due to lower product sales, an increase in the bad batch inventory reserve, increased intangibles amortization expenses, increased intangible asset impairment charges, increased restructuring costs and increased inventory underabsorption charges, as noted above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six month period ended June 30, 2017 were $14.5 million, as compared to $6.3 million for the six month period ended June 30, 2016. The $8.2 million increase from the prior year period was primarily due to higher marketing and freight costs, coupled with higher failure to supply claims from our wholesale customers.

Research and Development Expenses

Research and development expenses for the six month period ended June 30, 2017 were $38.4 million, as compared to $30.7 million for the six month period ended June 30, 2016. The $7.7 million increase from the prior year period was primarily due to higher internal project costs and higher external development costs from increased research and development activity and higher costs related to employee termination benefits from the closure of our Middlesex, New Jersey Generic research and development site.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $6.1 million for the six month period ended June 30, 2017, as compared to $0.9 million for the six month period ended June 30, 2016. The $6.1 million of impairment charges for the six month period ended June 30, 2017 were due to increased estimated research and development expenses and a delay in the anticipated launch of a product candidate acquired in the Teva Transaction due to a change in the regulatory strategy to secure FDA approval of such product. The $0.9 million impairment charge for the six month period ended June 30, 2016 was due to the launch of competing products.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2017 were $0.7 million, as compared to $0.3 million for the six month period ended June 30, 2016. The $0.4 million increase from the prior year period was primarily due to increased legal activity related to cases during the current year period.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the six month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Rytary®, net	$41,827	$32,223	$9,604	30%
Zomig®, net	22,182	24,706	(2,524)	(10)%
All other Specialty Pharma Products, net	37,440	49,395	(11,955)	(24)%
Total revenues	101,449	106,324	(4,875)	(5)%
Cost of revenues	37,672	28,063	9,609	34%
Gross profit	63,777	78,261	(14,484)	(19)%
Operating expenses:
Selling, general and administrative	33,144	29,951	3,193	11%
Research and development	10,945	9,084	1,861	20%
Patent litigation expense	1,555	2,979	(1,424)	(48)%
Total operating expenses	45,644	42,014	3,630	9%
Income from operations	$18,133	$36,247	$(18,114)	(50)%

Revenues

Total revenues for the Impax Specialty Pharma division for the six month period ended June 30, 2017 were $101.4 million, a decrease of $4.9 million, or 5%, over the prior year period. The decrease from the prior year period was primarily due to lower sales of Zomig® and our anthelmintic products franchise, partially offset by higher sales of Rytary®.

Cost of Revenues

Cost of revenues for the six month period ended June 30, 2017 was $37.7 million, an increase of $9.6 million compared to the prior year period. The increase was primarily due to an increase in the reserve for short-dated Rytary® inventory.

Gross Profit

Gross profit for the six month period ended June 30, 2017 was $63.8 million, or 63% of total revenues, as compared to gross profit of $78.3 million, or 74% of total revenues, for the prior year period. The decreases in gross profit and gross margin from the prior year period were primarily due to lower product sales and an increase in the reserve for short-dated Rytary® inventory, as discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six month period ended June 30, 2017 were $33.1 million, as compared to $30.0 million for the six month period ended June 30, 2016. The $3.1 million increase from the prior year period was primarily due to higher advertising and promotion costs related to Rytary® and Emverm® and higher costs related to the expanded sales force, which we increased in size in the second quarter of 2016.

Research and Development

Research and development expenses for the six month period ended June 30, 2017 were $10.9 million, as compared to $9.1 million for the six month period ended June 30, 2016. The $1.8 million increase from the prior year period was primarily due to increased research and development activities related to our branded initiatives.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2017 were $1.6 million, as compared to $3.0 million for the six month period ended June 30, 2016. The $1.4 million decrease from the prior year period was primarily due to reduced patent litigation activity.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the six month periods ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
General and administrative expenses	$51,024	$52,916	$(1,892)	(4)%
Unallocated corporate expenses	(51,024)	(52,916)	1,892	(4)%
Interest expense	(26,749)	(16,785)	(9,964)	59%
Interest income	309	673	(364)	(54)%
Reserve for Turing receivable	(2,670)	(48,043)	45,373	(94)%
Gain on sale of intangible assets	11,850	—	11,850	*
Loss on debt extinguishment	(1,215)	—	(1,215)	*
Other (expense) income, net	(10,962)	359	(11,321)	*
Loss before income taxes	(80,461)	(116,712)	36,251	(31)%
Provision for (benefit from) income taxes	$30,381	$(8,335)	$38,716	*
* Percentage exceeds 100%
General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2017 were $51.0 million, as compared to $52.9 million for the six month period ended June 30, 2016. The $1.9 million decrease was primarily due to lower expenses related to the absence of a permanent President and Chief Executive Officer prior to Mr. Bisaro’s appointment as our new President and Chief Executive Officer effective March 27, 2017, and lower IT and business development spending and lower share based compensation costs. These reduced expenses were partially offset by higher legal expenses compared to the prior year period.

Interest Expense

Interest expense was $26.7 million for the six month period ended June 30, 2017, a $10.0 million increase from the six month period ended June 30, 2016. Interest expense for the current year period reflects interest on our $600.0 million senior convertible notes, interest on our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, and interest on our Revolving Credit Facility. In contrast, interest expense for the prior year period reflects interest on our $600.0 million senior convertible notes and Revolving Credit Facility.

Interest Income

Interest income was $0.3 million for the six month period ended June 30, 2017, a $0.4 million decrease from the six month period ended June 30, 2016. The decrease compared to the prior year period was primarily due to Tolmar repaying the outstanding loan balance due under the Tolmar Loan Agreement in the second quarter of 2016.

Reserve for Turing Receivable

During the six month period ended June 30, 2016, we recorded a reserve of $48.0 million, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of June 30, 2016. During the six month period ended June 30, 2017, we increased the reserve balance by a net $2.7 million, consisting of a $3.6 million increase in the reserve resulting from additional Medicaid rebate claims received during the period and a $0.9 million reduction in the reserve resulting from payments we received from Turing during the period.

Gain on Sale of Intangible Assets

During the six month period ended June 30, 2017, we recognized a gain of $11.9 million on the sale of 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which products were not marketed, and all acquired as part of the Tower Acquisition. There was no comparable gain during the six month period ended June 30, 2016.

Loss on Debt Extinguishment

During the six month period ended June 30, 2017, we recognized a $1.2 million loss on debt extinguishment related to our voluntary prepayment of $50.0 million of principal under our Term Loan Facility with Royal Bank of Canada. There was no comparable loss in the six month period ended June 30, 2016.

Other (Expense) Income, net

Other expense, net was $11.0 million for the six month period ended June 30, 2017, as compared to other income, net of $0.4 million for the six month period ended June 30, 2016. The expense for the six month period ended June 30, 2017 was primarily due to the accrual of legal settlements, fixed asset impairments and a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®). The income for the six month period ended June 30, 2016 was primarily due to the receipt of a legal settlement payment.

Income Taxes

During the six month period ended June 30, 2017 and 2016, we recognized aggregate consolidated tax expense (benefit) of $30.4 million and $(8.3) million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the six month periods ended June 30, 2017 and 2016 were (34.3)% and 38.9%, respectively. The amount of tax liability recorded for the six month period ended June 30, 2017 was calculated using the discrete effective tax rate method, while the tax benefit recorded for the six month period ended June 30, 2016 was calculated using the annual estimated effective tax rate method.

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

On the basis of this evaluation, as of December 31, 2016, we established a valuation allowance of $108.8 million. During the six month period ended June 30, 2017, we considered new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended June 30, 2017, we provided an additional valuation allowance in the amount of $55.6 million recorded against the gross deferred tax asset balance for a total valuation allowance of $164.4 million as of June 30, 2017.

A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable was reflected in income tax benefit for the six months ended June 30, 2016. Excluding discrete items, our estimate of the annualized effective tax rate for the six months ended June 30, 2016 was 32.2%.

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

Cash and Cash Equivalents

At June 30, 2017, we had $171.4 million in cash and cash equivalents, a decrease of $8.7 million as compared to December 31, 2016. As more fully discussed below, the decrease in cash and cash equivalents during the six month period ended June 30, 2017 was primarily driven by $62.1 million of net cash used in financing activities and $6.3 million of net cash used in investing activities, partially offset by $58.2 million of cash provided by operating activities.

Cash Flows - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net cash provided by operating activities for the six month period ended June 30, 2017 was $58.2 million, an increase of $29.6 million compared to $28.6 million for the same period of the prior year. The increase in net cash provided by operating activities was driven by large changes in the adjustments to reconcile net loss to net cash provided by operating activities, partially offset by a $105.7 million increase in net loss for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016. We incurred non-cash intangible asset impairment charges of $45.4 million during the six month period ended June 30, 2017, for which there were $2.5 million of comparable charges in the six month period ended June 30, 2016. In addition, there was a significant change in our deferred tax position as a result of our three-year cumulative loss position and the need to provide for income taxes while in a current year loss position. During the six month period ended June 30, 2016, we recorded a $48.0 million reserve against the Turing receivable, for which there were $2.7 million of comparable charges during the six month period ended June 30, 2017. We also recognized a $11.9 million gain on the sale of intangible assets during the six month period ended June 30, 2017, for which there was no comparable gain during the six month period ended June 30, 2016. Accrued expenses changed significantly between periods, as royalty payments due to Tolmar declined because of significantly lower sales of diclofenac sodium gel during the fourth quarter of 2016 compared to the fourth quarter of 2015. Non-cash interest and intangible asset amortization expenses increased during the six month period ended June 30, 2017 compared to the same period of 2016 due to the completion of the Teva Transaction and related financing on August 3, 2016.

Net cash used in investing activities for the six month period ended June 30, 2017 was $6.3 million, a decrease of $1.4 million compared to $7.7 million for the same period of the prior year. The period over period decrease in net cash used in investing activities was primarily due to lower capital expenditures during the six month period ended June 30, 2017 compared to the same period of 2016, while changes in other items included in cash flows from investing generally offset each other. For the six month period ended June 30, 2017, we received proceeds from sales of property and intangible assets totaling $12.2 million. For the six month period ended June 30, 2016, we received $15.0 million of proceeds from the loan repayment from Tolmar pursuant to the Tolmar Loan Agreement, as described above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 18. Alliance and Collaboration Agreements," partially offset by $3.5 million of payments we made related to certain third party licensing agreements.

Net cash used in financing activities for the six month period ended June 30, 2017 was $62.1 million, a decrease of $67.0 million compared to $4.9 million net cash provided by financing activities for the same period of the prior year. The period over period change in net cash attributable to financing activities was primarily due to the $60.0 million of principal payments made on the $400.0 million Term Loan Facility, for which there were no similar significant transactions during the six month period ended June 30, 2016. Refer to “Outstanding Debt Obligations” below for additional information regarding our outstanding convertible notes and credit facilities.

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit our and our restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change our fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby we must not permit our total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, we must not permit our senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. We were in compliance with all of our covenants under the Amended and Restated Credit Agreement as of June 30, 2017.
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
The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of June 30, 2017, the full amount of the $200.0 million Revolving Credit Facility remains available to us for working capital and other general corporate purposes.
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
For the three and six months ended June 30, 2017, we recognized $4.2 million and $8.6 million, respectively, of interest expense related to the Term Loan Facility, of which $3.7 million and $7.5 million, respectively, was cash and $0.5 million and $1.1 million, respectively, was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of June 30, 2017, the Term Loan Facility had a carrying value of $326.4 million, of which $17.8 million is classified as current debt and $308.6 million is classified as long-term debt on our consolidated balance sheets. The Term Loan Facility requires us to make quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is due and payable in August 2021. As of June 30, 2017, the outstanding principal amount for the Term Loan Facility was $335.0 million.

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

For the three and six months ended June 30, 2017, we recognized $8.8 million and $17.5 million, respectively, of interest expense related to the Notes, of which $3.0 million and $6.0 million, respectively, was cash and $5.8 million and $11.5 million, respectively, was non-cash accretion of the debt discounts recorded. For the three and six months ended June 30, 2016, we recognized $8.5 million and $16.8 million, respectively, of interest expense related to the Notes, of which $3.0 million and $6.0 million, respectively, was cash and $5.5 million and $10.8 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $457.9 million and $446.4 million as of June 30, 2017 and December 31, 2016, respectively. Accrued interest payable on the Notes of $0.5 million as of both June 30, 2017 and December 31, 2016 is included in accrued expenses on our consolidated balance sheets.

We may elect to purchase or otherwise retire all or a portion of our Notes with cash, stock or other assets from time to time in the open market or in privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Commitments and Contractual Obligations

As of June 30, 2017, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements" above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly-rated money market funds. We had no short-term investments as of June 30, 2017 or December 31, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2017 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements - Note 20. Legal and Regulatory Matters” and in “Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements - Note 23. Subsequent Events” and is incorporated by reference herein.

Item 1A. Risk Factors
During the quarter ended June 30, 2017, other than as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in "Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We may not be able to identify a qualified buyer for our Taiwan manufacturing facility or, even if one is identified, we may not be able to sell the facility on commercially advantageous terms, which may result in significant additional accelerated depreciation expenses and/or require us to recognize impairment charges, either of which could materially and adversely impact our results of operations.

On May 10, 2017, we announced that we are reviewing strategic alternatives for our manufacturing facility located in Taiwan, ROC, including a sale of the facility, or in the alternative, a closure of the facility. Our branded product, Rytary®, is currently manufactured at our Taiwan facility, and we are currently seeking a buyer capable of reliably producing Rytary® in accordance with FDA requirements as our third-party contract manufacturer following the sale of the facility. We cannot assure that we will identify such a qualified buyer or, to the extent that a qualified buyer is identified, that we will be able sell the facility on commercially advantageous terms or complete a sale. As described above under “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 9.  Property, Plant and Equipment,” our management has currently determined our Taiwan facility to be “held and used” based upon an evaluation of the criteria set forth in ASC 360 - Property, Plant and Equipment (“ASC 360”), subsection 360-10-45-9. We have estimated that in the event we are unable to identify a qualified buyer or, if we are unable to complete a sale of the facility for any other reason, and determine instead to close the Taiwan facility, the remaining useful life of the facility is two years, based upon our current estimate of the time required to complete the technology transfer process for Rytary® to either our Hayward, California facility or to a third-party contract manufacturer. As such, we have commenced recognizing accelerated depreciation expenses during the second quarter of 2017 and we may be required to recognize additional accelerated depreciation expenses in the future, which could have a material and adverse effect on our results of operations. If we are required to later revise our accounting treatment of the Taiwan facility because we determine we have met all of the criteria for “held for sale” as opposed to “held and used” pursuant to ASC 360-10-45-9, we may be required to recognize a significant impairment charge to earnings to the extent that the estimated sale price of the facility (less associated costs) is less than the net book value of the Taiwan facility assets at the time of such determination. Any significant impairment charge or additional accelerated depreciation expense related to the sale or closure of our Taiwan facility could materially and adversely impact our results of operations.

Significant fluctuations in foreign currency exchange rates between the U.S dollar and Taiwan dollar could have a material and adverse effect on our results of operations.

Although all of our revenues are denominated in U.S. dollars, the assets and liabilities of our wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc. (“Impax Taiwan”) are denominated in Taiwan dollars, which we translate into U.S. dollars using exchange rates in effect at the end of each reporting period as part of our reported consolidated financial results. Prior to May 2017, we had designated our undistributed earnings of Impax Taiwan as indefinitely reinvested in Taiwan, ROC. As we announced the closure or sale of our Taiwan manufacturing facility in May 2017 and intend to subsequently dissolve operations at Impax Taiwan following the sale or closure of the facility, we no longer designated such earnings from Impax Taiwan as indefinitely reinvested as we currently expect that we will repatriate such foreign earnings to the U.S. As such, any negative fluctuations in the currency exchange rate between the U.S. dollar against the Taiwan dollar could create volatility in our quarterly earnings and/or negatively impact the amount of taxes that could be related to earnings we repatriate back to the U.S., which could have a material and adverse impact on our results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or programs
April 1, 2017 to April 30, 2017	87,887	$12.21	—	—
May 1, 2017 to May 31, 2017	18,449	$17.25	—	—
June 1, 2017 to June 30, 2017	3,337	$15.73	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

Not Applicable.

Item 6.    Exhibits.

Exhibit No.	Description of Document
10.1	Form of Stock Option Agreement under the Company’s Fourth Amended and Restated 2002 Equity Incentive Plan*†

10.2	Form of Restricted Stock (Stock Bonus) Award Agreement under the Company’s Fourth Amended and Restated 2002 Equity Incentive Plan*†

11.1	Statement re computation of per share earnings (incorporated by reference to Note. 14 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for each of the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2017 and 2016 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ Paul M. Bisaro
Paul M. Bisaro
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Form of Stock Option Agreement under the Company’s Fourth Amended and Restated 2002 Equity Incentive Plan*†

10.2	Form of Restricted Stock (Stock Bonus) Award Agreement under the Company’s Fourth Amended and Restated 2002 Equity Incentive Plan*†

11.1	Statement re computation of per share earnings (incorporated by reference to Note. 14 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for each of the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2017 and 2016 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

† Indicates management contract or compensatory plan or arrangement.