Form 10-Q
period 2017-09-30
IMPAX LABORATORIES INC
filed 2017-11-09
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)
Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

There were 74,113,674 shares of the registrant’s common stock outstanding as of October 27, 2017.

Impax Laboratories, Inc.
Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$157,658	$180,133
Accounts receivable, net	242,020	257,368
Inventory, net	172,786	175,230
Prepaid expenses and other current assets	60,734	18,410
Total current assets	633,198	631,141

Property, plant and equipment, net	223,192	233,372
Intangible assets, net	510,067	620,466
Goodwill	207,329	207,329
Deferred income taxes, net	17,090	69,866
Other non-current assets	58,278	60,844
Total assets	$1,649,154	$1,823,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,708	$58,952
Accrued expenses	252,494	244,653
Current portion of contingent consideration	25,000	—
Current portion of long-term debt, net	17,836	17,719
Total current liabilities	349,038	321,324

Long-term debt, net	767,935	813,545
Deferred income taxes	1,950	—
Other non-current liabilities	48,300	64,175
Total liabilities	1,167,223	1,199,044

Commitments and contingencies (Notes 19 and 20)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 74,407,135 issued and 74,163,406 outstanding shares at September 30, 2017; 73,948,340 issued and 73,704,611 outstanding shares at December 31, 2016	744	739
Treasury stock at cost: 243,729 shares at September 30, 2017 and December 31, 2016	(2,157)	(2,157)
Additional paid-in capital	554,252	535,056
(Accumulated deficit) retained earnings	(71,376)	98,192
Accumulated other comprehensive income (loss)	468	(7,856)
Total stockholders’ equity	481,931	623,974
Total liabilities and stockholders’ equity	$1,649,154	$1,823,018

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Impax Generics, net	$151,098	$175,320	$436,134	$467,094
Impax Specialty Pharma, net	55,294	52,589	156,743	158,913
Total revenues	206,392	227,909	592,877	626,007
Cost of revenues	158,736	136,873	408,644	357,852
Cost of revenues impairment charges	13,623	256,462	52,903	258,007
Gross profit (loss)	34,033	(165,426)	131,330	10,148

Operating expenses:
Selling, general and administrative	53,585	55,038	152,255	144,244
Research and development	15,821	20,115	65,157	59,937
In-process research and development impairment charges	—	28,770	6,079	29,716
Patent litigation	1,640	3,279	3,882	6,527
Total operating expenses	71,046	107,202	227,373	240,424
Loss from operations	(37,013)	(272,628)	(96,043)	(230,276)

Other income (expense):
Interest expense	(13,636)	(11,089)	(40,385)	(27,874)
Interest income	336	222	645	895
Reserve for Turing receivable	—	—	(2,670)	(48,043)
Gain on sale of intangible assets	—	—	11,850	—
Gain (loss) on disposal of property, plant and equipment	4,708	(33)	4,963	111
Loss on debt extinguishment	—	—	(1,215)	—
Change in fair value of contingent consideration	(6,333)	—	(7,075)	—
Fixed asset impairment charges	(828)	(134)	(3,022)	(134)
Other, net	352	(206)	(7,929)	9
Loss before income taxes	(52,414)	(283,868)	(140,881)	(305,312)
(Benefit from) provision for income taxes	(3,045)	(104,531)	27,336	(112,866)
Net loss	$(49,369)	$(179,337)	$(168,217)	$(192,446)

Net loss per common share:
Basic	$(0.69)	$(2.51)	$(2.34)	$(2.71)
Diluted	$(0.69)	$(2.51)	$(2.34)	$(2.71)

Weighted-average common shares outstanding:
Basic	71,924,592	71,331,247	71,775,537	71,033,346
Diluted	71,924,592	71,331,247	71,775,537	71,033,346

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(49,369)	$(179,337)	$(168,217)	$(192,446)
Other comprehensive loss component:
Currency translation adjustment	(104)	3,687	8,324	6,660
Comprehensive loss	$(49,473)	$(175,650)	$(159,893)	$(185,786)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(168,217)	$(192,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,378	63,101
Non-cash interest expense	19,289	16,604
Share-based compensation expense	19,672	23,375
Deferred income taxes, net and uncertain tax positions	53,626	(94,703)
Intangible asset impairment charges	58,982	287,723
Reserve for Turing receivable	2,670	48,043
Gain on sale of intangible assets	(11,850)	—
Gain on disposal of property, plant and equipment	(4,963)	(111)
Loss on debt extinguishment	1,215	—
Change in fair value of contingent consideration	7,075	—
Fixed asset impairment charges	3,022	134
Other	(1,018)	—
Changes in certain assets and liabilities:
Accounts receivable	12,678	36,818
Inventory	3,799	(35,745)
Prepaid expenses and other assets	(42,848)	(42,655)
Accounts payable and accrued expenses	5,140	(8,360)
Other liabilities	3,159	2,279
Net cash provided by operating activities	46,809	104,057

Cash flows from investing activities:
Payment for business acquisition	—	(585,800)
Purchases of property, plant and equipment	(24,177)	(31,860)
Proceeds from sales of property, plant and equipment	9,105	1,346
Proceeds from sale of intangible assets	11,850	—
Proceeds from cash surrender value of life insurance policy	529	—
Payments for licensing agreements	—	(3,500)
Proceeds from repayment of Tolmar loan	—	15,000
Net cash used in investing activities	(2,693)	(604,814)

Cash flows from financing activities:
Proceeds from issuance of term loan	—	400,000
Repayment of term loan	(65,000)	—
Payment of deferred financing fees	(818)	(11,867)
Payment of withholding taxes related to restricted stock awards	(2,668)	(5,782)
Proceeds from exercises of stock options and ESPP	847	9,137
Net cash (used in) provided by financing activities	(67,639)	391,488

Effect of exchange rate changes on cash and cash equivalents	1,048	1,041

Net decrease in cash and cash equivalents	(22,475)	(108,228)
Cash and cash equivalents, beginning of period	180,133	340,351
Cash and cash equivalents, end of period	$157,658	$232,123

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,938	$8,206
Cash paid for income taxes	3,524	23,136

Supplemental disclosure of non-cash investing activity:
Fair value of contingent consideration issued in business acquisition	$—	$30,100

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

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States in April 2015. The Company received marketing authorization from the European Commission for Numient® (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from branded products are reported under the caption “Impax Specialty Pharma, net.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 21. Segment Information,” for financial information about our segments for the three and nine months ended September 30, 2017 and 2016.

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

2. BUSINESS ACQUISITION
Teva Transaction

On August 3, 2016, the Company completed its previously announced acquisition of (A) certain assets related to (i) 15 then currently marketed generic pharmaceutical products, (ii) one then approved generic product and two then tentatively approved strengths of a then currently marketed product, which at the time of the closing had not yet launched, (iii) one pipeline generic product and one pipeline strength of a then currently marketed product, which at the time of the closing were pending approval by the FDA and (iv) one generic product then under development, and (B) the return to the Company of its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva Pharmaceuticals USA, Inc. (“Teva USA”) (collectively, the products and pipeline products and the assets related thereto in (A) and (B), the “Acquired Product Lines” and the transactions related thereto the “Teva Transaction”), pursuant to (x) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with Teva Pharmaceutical Industries Ltd. (“Teva”), acting directly or through its affiliates (the “Teva APA”), (y) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with affiliates of Allergan plc (“Allergan”), (the “Allergan APA” and collectively with the Teva APA, the "APAs"), and (z) a Termination Agreement, dated as of June 20, 2016, between the Company and Teva USA, terminating each party’s rights and obligations with respect to methylphenidate hydrochloride under the Strategic Alliance Agreement, dated June 27, 2001, as amended between the Company and Teva USA. The aggregate purchase price for the Acquired Product Lines pursuant to the terms of the Teva APA and the Allergan APA, including the upfront payment to Teva in accordance with the Termination Agreement, was $585.8 million in cash at closing. The Company is also obligated to make future payments to Teva of up to $40.0 million under the terms of the Termination Agreement, payable upon the achievement of specified commercialization events related to methylphenidate hydrochloride. Refer to "Note 23. Subsequent Events" for further details related to the Company's methylphenidate hydrochloride product. The Teva Transaction was part of the divestiture process mandated by the Federal Trade Commission in connection with the acquisition by Teva of the U.S. generics business of Allergan.

The Company financed the Teva Transaction utilizing cash on hand and $400.0 million, the full amount of borrowing available, from its Term Loan Facility with Royal Bank of Canada, as discussed in "Note 12. Debt." The Company has incurred total acquisition-related costs of $4.0 million for the Teva Transaction, largely during the second and third quarters of 2016, and of which minimal amounts and $0.3 million were incurred during the three and nine months ended September 30, 2017, respectively, and $1.7 million and $2.9 million were incurred during the three and nine months ended September 30, 2016, respectively.

The acquisition of the foregoing currently marketed and pipeline products fit with the Company’s strategic priorities of maximizing its Generics Division’s platform and optimizing research and development opportunities. Through the Teva Transaction, the Company expanded its portfolio of difficult-to-manufacture or limited-competition products and maximize utilization of its existing manufacturing facilities in Hayward, California and Taiwan.

As part of the closing of the Teva Transaction, the Company, Teva and Allergan agreed to certain transition related services pursuant to which the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the closing date. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of September 30, 2017, the Company had paid $29.1 million related to chargebacks and rebates on behalf of Teva and Allergan as described above and $13.3 million remained in accrued expenses on the consolidated balance sheet.

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

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Teva Transaction on August 3, 2016. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The discount rate used to arrive at the present value at the closing date of the intangible assets was 6.7%. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. During the third and fourth quarters of 2016, the Company recognized impairment charges of $251.0 million and $57.4 million, respectively, related to the intangible assets from the Teva Transaction. During the first and third quarters of 2017, the Company recognized impairment charges of $41.8 million and $13.6 million, respectively, related to the intangible assets from the Teva Transaction as described in "Note 10. Intangible Assets and Goodwill."

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2016 (assuming the closing of the Teva Transaction occurred on January 1, 2015) are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$242,647	$729,171
Net loss	(177,379)	(167,505)

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
•Adjustments to interest expense to reflect the Company's Term Loan Facility (described in “Note 12. Debt”); and

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction including the elimination of $1.7 million and $2.9 million in the pro forma results for both the three and nine months ended September 30, 2016, respectively.

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

Principles of Consolidation

The Company's unaudited interim consolidated financial statements include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holdings, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2017. All significant intercompany accounts and transactions have been eliminated.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606), regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the previously issued revenue recognition guidance by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. In April 2016 and May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," respectively. Both of these updates provide improvements and clarification to the previously issued revenue recognition guidance. The new standard can be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company will adopt the new revenue recognition standard in 2018 using the modified retrospective method. The new standard will result in additional revenue-related disclosures in the notes to the Company’s consolidated financial statements. The Company is currently finalizing the impact that adoption will have on its consolidated financial statements. The majority of the Company's revenue relates to the sale of finished products to various customers, and management does not currently believe that the adoption will have a material impact on these transactions. The Company is continuing to evaluate the impact on certain less significant transactions involving third-party collaborations and other arrangements, but does not currently believe it will have a material effect on the overall financial results. In addition, the new standard will require changes to the Company’s processes and controls to support additional disclosures; and the Company is in the process of identifying and designing such changes to processes and controls to ensure readiness.

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

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of September 30, 2017 and December 31, 2016 due to their short-term nature.

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

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are indicated below (in thousands):

	As of September 30, 2017
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$37,004	$37,004	$—	$37,004	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$310,000	$310,000	$—	$310,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$542,586	$542,586	$—	$—
Deferred Compensation Plan liabilities (1)	$31,746	$31,746	$—	$31,746	$—
Contingent consideration, current portion (4)	$25,000	$25,000	$—	$—	$25,000
Contingent consideration, long-term portion (4)	$13,123	$13,123	$—	$—	$13,123

	As of December 31, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$37,382	$37,382	$—	$37,382	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$375,000	$375,000	$—	$375,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$469,800	$469,800	$—	$—
Deferred Compensation Plan liabilities (1)	$28,582	$28,582	$—	$28,582	$—
Contingent consideration, long-term portion (4)	$31,048	$31,048	$—	$—	$31,048

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

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016 represents the unaccreted discount related to deferred debt issuance costs.

(3)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

(4)
The contingent consideration liability represents future consideration potentially payable to Teva upon the achievement of specified commercialization events related to methylphenidate hydrochloride in accordance with the Termination Agreement related to the Teva Transaction as described in "Note 2. Business Acquisition." A discounted cash flow valuation model was used to value the contingent consideration. The valuation is based on significant unobservable inputs, including the probability and timing of successful product launch, the expected number of product competitors as defined in the Termination Agreement in the market at the time of launch, and the expected number of such competitors in the market on the one-year launch anniversary date. The Company conducts a quarterly review of the underlying inputs and assumptions and significant changes in unobservable inputs could result in material changes to the contingent consideration liability. Due to the Company's expectation as of September 30, 2017 that the product launch would occur in the fourth quarter of 2017 and the then expected existence of two product competitors in the market at the time of launch, a 100% probability of payment was used to calculate the $25.0 million fair value of the $25.0 million contingent payment related to the product launch. As of September 30, 2017, the Company determined that it was 90% probable that the Company would be required to pay to Teva the $15.0 million contingent payment at the one-year product launch anniversary and based on the expected number of competitors in the market at such time in accordance with the terms of the Termination Agreement, resulting in the Company's determination of a $13.1 million fair value of the $15.0 million contingent payment as of September 30, 2017. The maximum aggregate amount in contingent consideration payments the Company could be expected to make to Teva in accordance with the Termination Agreement related to methylphenidate hydrochloride is $40.0 million. Refer to "Note 23. Subsequent Events" for further details related to the Company's methylphenidate hydrochloride product.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2017 (in thousands):

	As of December 31, 2016	Change in Fair Value Included in Earnings	As of September 30, 2017
Total contingent consideration	$31,048	$7,075	$38,123

7.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	September 30, 2017	December 31, 2016
Gross accounts receivable (1)	$580,874	$794,173
Less: Rebate reserve	(149,271)	(293,816)
Less: Chargeback reserve	(119,386)	(151,978)
Less: Distribution services reserve	(7,956)	(18,318)
Less: Discount reserve	(16,366)	(17,957)
Less: Uncollectible accounts reserve (2)	(45,875)	(54,736)
Accounts receivable, net	$242,020	$257,368

(1) Includes estimated $43.0 million and $40.3 million as of September 30, 2017 and December 31, 2016, respectively, receivable due from Turing Pharmaceuticals AG ("Turing") for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities pursuant to an Asset Purchase Agreement between the Company and Turing dated August 7, 2015 (the "Turing APA"). In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local government programs, health plans and other health care providers for products sold under the Company's labeler code. Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing's marketing or selling related activities in connection with Daraprim®. Refer to "Note 20. Legal and Regulatory Matters" for a description of the Company's suit against Turing related to, among other matters, Turing's failure to reimburse the Company for chargebacks and Medicaid rebate liabilities when due.

(2) As a result of the uncertainty of collection from Turing that developed during the first quarter of 2016, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represented the full amount of the estimated receivable due from Turing. During the fourth quarter of 2016, the Company received a $7.7 million payment from Turing. During the nine month period ended September 30, 2017, the Company increased the reserve balance by a net $2.7 million, consisting of a $3.6 million increase in the reserve resulting from additional Medicaid rebate claims received during the period and a $0.9 million reduction in the reserve resulting from payments received from Turing during the period. As of September 30, 2017, the $43.0 million estimated receivable due from Turing was fully reserved.

A rollforward of the rebate and chargeback reserves activity for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Nine Months Ended	Year Ended
Rebate reserve	September 30, 2017	December 31, 2016
Beginning balance	$293,816	$265,229
Provision recorded during the period	498,104	756,774
Credits issued during the period	(642,649)	(728,187)
Ending balance	$149,271	$293,816

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

	Nine Months Ended	Year Ended
Chargeback reserve	September 30, 2017	December 31, 2016
Beginning balance	$151,978	$102,630
Provision recorded during the period	899,587	1,011,400
Credits issued during the period	(932,179)	(962,052)
Ending balance	$119,386	$151,978

8.  INVENTORY
Inventory, net of carrying value reserves, as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$69,037	$53,808
Work in process	6,754	3,280
Finished goods	109,873	130,879
Total inventory	185,664	187,967
Less: Non-current inventory	12,878	12,737
Total inventory - current	$172,786	$175,230

Inventory carrying value reserves were $85.9 million and $38.0 million at September 30, 2017 and December 31, 2016, respectively. Included in the $85.9 million of inventory reserves at September 30, 2017 was a pre-launch product inventory reserve of $20.5 million, primarily related to colesevelam, recognized during the three month period ended September 30, 2017.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the subsequent three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $35.3 million and $29.2 million at September 30, 2017 and December 31, 2016, respectively.

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

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$3,500	$5,603
Buildings and improvements	190,828	174,303
Equipment	152,012	143,818
Office furniture and equipment	15,259	15,767
Construction-in-progress	46,632	50,191
Property, plant and equipment, gross	408,231	389,682
Less: Accumulated depreciation	(185,039)	(156,310)
Property, plant and equipment, net	$223,192	$233,372

Depreciation expense was $31.9 million and $21.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Unpaid vendor invoices relating to purchases of property, plant and equipment of $1.1 million and $3.5 million, which were accrued as of September 30, 2017 and September 30, 2016, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.

During the second quarter of 2017, the Company entered into a Purchase and Sale Agreement with a third party buyer to sell a storage warehouse located in Hayward, California for a sale price of $9.4 million. As a result, the asset was classified as "held for sale" in accordance with ASC 360 - Property, Plant and Equipment ("ASC 360") as all the criteria under such section had been met and the Company ceased recognizing depreciation on the asset. The $4.1 million net book value of the warehouse was reclassified out of property, plant and equipment, net and was included in prepaid expenses and other current assets in the consolidated balance sheet as of June 30, 2017. During the three month period ended June 30, 2017, the Company received a $0.4 million non-refundable deposit from the buyer related to the warehouse sale, which was recognized as a gain on sale. During the three month period ended September 30, 2017, the Company completed the sale of the storage warehouse, received an additional payment of $8.5 million and recognized an additional $4.4 million of gain on the closing of sale.

Taiwan Facility Accounting

Included in the carrying value of property, plant and equipment, net in the Company's consolidated balance sheet is a manufacturing facility located in Taiwan, R.O.C. (the “Taiwan facility”), which had a net book value of $92.1 million as of September 30, 2017. In May 2017, the Company announced that it was reviewing strategic alternatives for its Taiwan facility, including a sale of the facility to a qualified buyer capable of reliably producing Rytary® in accordance with FDA requirements as the Company’s third party contract manufacturer (“CMO”) or, in the alternative, a closure of the facility following the completion of the technology transfer process to allow Rytary® to be manufactured either in the Company’s Hayward, California facility or at a CMO. Following this announcement, management completed an evaluation of the Taiwan facility in accordance with ASC 360 - Property, Plant and Equipment (“ASC 360”) to determine whether all of the “held for sale” criteria under subsection 360-10-45-9 had been met. Based upon the evaluation of the criteria, including management's assessment of whether it was probable that a sale to a qualified buyer could be completed within one year, the Taiwan facility was determined to be “held and used” as of May 31, 2017.

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

10. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

The Company’s intangible assets include both finite lived and indefinite-lived assets. Finite lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company’s third party partners, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite lived intangible assets not yet fully amortized is 6.7 years as of September 30, 2017. Indefinite-lived intangible assets consist of acquired IPR&D product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.

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

The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the Company’s consolidated balance sheets presented (in thousands):

September 30, 2017	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$473,971	$(188,637)	$285,334
Royalties	339	(339)	—
	474,310	(188,976)	285,334
Non-amortized intangible assets:
Acquired IPR&D product rights	223,598	—	223,598
Acquired future royalty rights	1,135	—	1,135
	224,733	—	224,733
Total intangible assets	$699,043	$(188,976)	$510,067

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$524,733	$(139,245)	$385,488
Royalties	339	(339)	—
	525,072	(139,584)	385,488
Non-amortized intangible assets:
Acquired IPR&D product rights	232,576	—	232,576
Acquired future royalty rights	2,402	—	2,402
	234,978	—	234,978
Total intangible assets	$760,050	$(139,584)	$620,466

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

During the third quarter of 2017, the Company commercially launched a product acquired as IPR&D as part of the Tower Acquisition and, as a result, transferred this asset with a $1.5 million value from non-amortized indefinite-lived acquired IPR&D product rights to amortized, finite lived marketed product rights. This asset will be amortized over an estimated useful life of 8.3 years based on the pattern of economic benefit expected to be realized through 2025.

Also during the third quarter of 2017, the Company recognized a $13.6 million intangible asset impairment charge in cost of revenues impairment charges on the Company's consolidated statement of operations. The impairment charge was entirely attributable to one currently marketed product acquired as part of the Teva Transaction and was the result of continued price erosion, resulting in significantly lower expected future cash flows.

The Company recognized amortization expense of $17.0 million and $51.5 million for the three and nine months ended September 30, 2017, respectively, and $18.4 million and $39.6 million for the three and nine months ended September 30, 2016, respectively, in cost of revenues in the consolidated statements of operations presented. Assuming no changes to the gross carrying amount of finite-lived intangible assets, amortization expense for fiscal years 2017 through 2021 is estimated to be in the range of $30.0 million to $68.4 million annually.

Goodwill

Goodwill had a carrying value on the Company's consolidated balance sheets of $207.3 million at both September 30, 2017 and December 31, 2016. At September 30, 2017, the Company attributed $147.6 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.

11. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	September 30, 2017	December 31, 2016
Payroll-related expenses	$35,739	$37,986
Product returns	80,716	72,888
Accrued shelf stock	5,715	7,032
Government rebates	64,856	72,063
Legal and professional fees	13,619	8,395
Income taxes payable	3,152	—
Interest payable	3,546	544
Estimated Teva and Allergan chargebacks and rebates (1)	13,277	14,813
Accrued profit sharing and royalty expenses	15,243	13,642
Other	16,631	17,290
Total accrued expenses	$252,494	$244,653

(1) As discussed in "Note 2. Business Acquisition," pursuant to certain agreed upon transition related services by and among the Company, Teva and Allergan after the closing of the Teva Transaction, the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the Company's acquisition of the products. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of September 30, 2017, the Company had paid $29.1 million related to chargebacks and rebates on behalf of Teva and/or Allergan as described above and $13.3 million remained in accrued expenses on the Company's consolidated balance sheet.

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

A rollforward of the return reserve activity for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows (in thousands):

	Nine Months Ended	Year Ended
Returns reserve	September 30, 2017	December 31, 2016
Beginning balance	$72,888	$48,950
Provision related to sales recorded in the period	38,820	52,383
Credits issued during the period	(30,992)	(28,445)
Ending balance	$80,716	$72,888

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company's and its restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company's and its restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, the Company must not permit its senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of September 30, 2017.

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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of September 30, 2017, the full amount of the $200.0 million Revolving Credit Facility remains available to the Company for working capital and other general corporate purposes.

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

For the three and nine months ended September 30, 2017, the Company recognized $4.5 million and $13.1 million, respectively, of interest expense related to the Term Loan Facility, of which $3.9 million and $11.4 million, respectively, was cash and $0.6 million and $1.7 million, respectively, was non-cash accretion of the debt discount recorded for deferred debt issuance costs. For the period of August 3, 2016 through September 30, 2016, the Company recognized $2.6 million of interest expense related to the Term Loan Facility, of which $2.2 million was cash and $0.4 million was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of September 30, 2017, the Term Loan Facility had a carrying value of $322.0 million, of which $17.8 million is classified as current debt and $304.2 million is classified as long-term debt on the Company's consolidated balance sheets. The Term Loan Facility requires the Company to make quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is due and payable in August 2021. As of September 30, 2017, the outstanding principal amount for the Term Loan Facility was $330.0 million.

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

For the three and nine months ended September 30, 2017, the Company recognized $8.9 million and $26.4 million, respectively, of interest expense related to the Notes, of which $3.0 million and $9.0 million, respectively, was cash and $5.9 million and $17.4 million, respectively, was non-cash accretion of the debt discounts recorded. For the three and nine months ended September 30, 2016, the Company recognized $8.5 million and $25.3 million, respectively, of interest expense related to the Notes, of which $3.0 million and $9.0 million, respectively, was cash and $5.5 million and $16.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $463.8 million and $446.4 million as of September 30, 2017 and December 31, 2016, respectively. Accrued interest payable on the Notes of $3.5 million as of September 30, 2017 and $0.5 million as of December 31, 2016 is included in accrued expenses on the Company's consolidated balance sheets.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of September 30, 2017 and December 31, 2016.

Common Stock

Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 74,407,135 shares have been issued and 74,163,406 shares were outstanding as of September 30, 2017. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of September 30, 2017 (in thousands):

Shares issued	74,407
Stock options outstanding(1)	3,375
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	96,724
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

The following is a reconciliation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Basic Loss Per Common Share:
Net loss	$(49,369)		$(179,337)		$(168,217)		$(192,446)
Weighted-average common shares outstanding	71,925		71,331		71,776		71,033
Basic loss per share	$(0.69)		$(2.51)		$(2.34)		$(2.71)

Diluted Loss Per Common Share:
Net loss	$(49,369)		$(179,337)		$(168,217)		$(192,446)
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(1)	—	(1)	—	(1)
Adjusted net loss	$(49,369)		$(179,337)		$(168,217)		$(192,446)

Weighted-average common shares outstanding	71,925		71,331		71,776		71,033
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(2)	—	(3)	—	(2)	—	(3)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(1)	—	(1)	—	(1)
Diluted weighted-average common shares outstanding	71,925	(2)	71,331	(3)	71,776	(2)	71,033	(3)
Diluted loss per share	$(0.69)		$(2.51)		$(2.34)		$(2.71)

(1)
For the three and nine month periods ended September 30, 2017 and September 30, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company’s outstanding Notes.

(2)
For the three and nine month periods ended September 30, 2017, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of September 30, 2017, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 3.38 million stock options outstanding and 2.24 million non-vested restricted stock awards.

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
Impax Laboratories, Inc. Fourth Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 18,050,000 shares. There were 2,525,110 and 2,233,393 stock options outstanding as of September 30, 2017 and December 31, 2016, respectively, and 2,241,442 and 2,160,127 non-vested restricted stock awards outstanding as of September 30, 2017 and December 31, 2016, respectively, under the 2002 Plan.

Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were zero and 938 stock options outstanding as of September 30, 2017 and December 31, 2016, respectively, under the 1999 Plan. The Company has ceased granting equity awards under the 1999 Plan.

Awards Granted Out of Plan - CEO Inducement

On March 27, 2017, the Company granted Paul M. Bisaro, its new President and Chief Executive Officer, an option to purchase 850,000 shares of the Company’s common stock pursuant to the terms of his Employment Agreement dated as of March 24, 2017 with the Company. The grant was made in accordance with NASDAQ’s employment inducement grant exemption and therefore was not granted under a stockholder approved plan. The grant is subject to the terms of an option agreement with Mr. Bisaro to evidence the award. There were 850,000 stock options outstanding related to this grant as of September 30, 2017.

The following table summarizes all of the Company's stock option activity for the current year through September 30, 2017:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	2,234,331	$22.67
Options granted	1,198,726	12.21
Options exercised	(34,473)	9.70
Options forfeited	(23,474)	27.05
Outstanding at September 30, 2017	3,375,110	$19.01
Options exercisable at September 30, 2017	1,820,971	$20.68

As of September 30, 2017, stock options outstanding and exercisable had average remaining contractual lives of 6.96 years and 5.68 years, respectively. Also, as of September 30, 2017, stock options outstanding and exercisable each had aggregate intrinsic values of $17.2 million and $7.5 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $45.5 million. As of September 30, 2017, the Company estimated there were 2,987,961 stock options and 1,984,333 shares of restricted stock granted to employees and service providers which had vested or were expected to vest.

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

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016	2,160,127	$34.02
Granted	961,808	13.74
Vested	(490,487)	35.66
Forfeited	(390,006)	32.27
Non-vested at September 30, 2017	2,241,442	$25.30

Included in the 490,487 shares of restricted stock vested during the nine months ended September 30, 2017 are 189,125 shares with a weighted-average fair value of $14.12 per share that were withheld for income tax withholding purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of September 30, 2017, the Company had 1,722,080 shares available for issuance of either stock options or restricted stock awards under the 2002 Plan. Although there were also 296,921 shares available for issuance under the 1999 Plan, the Company has ceased granting equity awards under this plan. Additionally, the Company had 1,507,789 shares available for issuance under its 2001 Non-Qualified Employee Stock Purchase Plan, as amended (“ESPP”). The Company's Board of Directors has determined that the final purchase period prior to December 31, 2017 will be the final purchase period under the ESPP, and the ESPP will be terminated thereafter.

As of September 30, 2017, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $52.6 million related to all of its share-based awards, which is expected to be recognized over a weighted average period of 1.8 years. The intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $0.2 million and $5.6 million, respectively. The total fair value of restricted stock which vested during the nine months ended September 30, 2017 and 2016 was $17.5 million and $16.4 million, respectively.

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

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$1,521	$1,331	$4,307	$4,579
Selling, general and administrative	3,930	5,070	11,443	14,537
Research and development	1,039	1,312	3,922	4,259
Total	$6,490	$7,713	$19,672	$23,375

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

•
Reviewing strategic alternatives for the Company’s Taiwan facility, including a sale of the facility or, in the alternative, a closure of the facility as further described below under "Sale or Closure of Taiwan Facility" and above in "Note 9. Property, Plant and Equipment;" and

•
Rationalizing the generic portfolio to eliminate low-value products and streamline operations such as the Company's divestment during the second quarter of 2017 of 29 ANDAs and one NDA for approved non-strategic generic products, the vast majority of which were not marketed, and all acquired as part of the Tower Acquisition, as described above under "Note 10. Intangible Assets and Goodwill."

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

Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. This plan will take up to two years from approval to complete. As a result of the restructuring, 215 positions were expected to be eliminated.

Management currently estimates that through mid-2018, the Company will incur aggregate pre-tax charges in connection with this plan of $51.8 million, of which $40.4 million has been incurred through the third quarter of 2017 and the remainder will be incurred by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost (in millions):

Type of Cost	Amount Expected to be Incurred
Employee retention and severance payments	$14.1
Technical transfer of products	11.2
Asset impairment and accelerated depreciation charges	24.4
Facilities lease terminations and asset retirement obligations	1.9
Legal and professional fees	0.2
Total estimated restructuring charges	$51.8

Employee retention and severance payments are being accrued over the estimated service period. For the three and nine months ended September 30, 2017, the Company recorded expense of $3.3 million and $12.4 million, respectively, to cost of revenues on the consolidated statement of operations. Additionally, the Company recorded $0.6 million and $0.9 million of expense to fixed asset impairment charges in other income (expense) on the consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company recorded $13.9 million and $20.5 million, respectively, to cost of revenues on the consolidated statement of operations.

A rollforward of the charges incurred for the nine months ended September 30, 2017 is as follows (in thousands):

	Balance as of	Expensed/			Balance as of
	December 31, 2016	Accrued Expense	Cash Payments	Non-Cash Items	September 30, 2017
Employee retention and severance payments	$5,945	$4,165	$(3,816)	$—	$6,294
Technical transfer of products	—	2,584	(2,584)	—	—
Asset impairment and accelerated depreciation charges	—	6,145	—	(6,145)	—
Facilities lease terminations and asset retirement obligations	209	398	—	—	607
Legal and professional fees	—	—	—	—	—
Total	$6,154	$13,292	$(6,400)	$(6,145)	$6,901

Middlesex, New Jersey Generic R&D

In May 2017, as part of its Consolidation and Improvement Plan, the Company announced its plan to close its Middlesex, New Jersey Generic R&D site and consolidate all Generic R&D activities to its Hayward, California facility. As a result, the Company eliminated a total of 31 positions in Middlesex, of which 15 positions will be rehired in the Hayward location as needed through the end of 2017. In connection with this Generic R&D consolidation, management currently estimates that the Company will incur aggregate pre-tax charges for employee termination benefits, program termination costs and accelerated depreciation charges of $3.4 million through the end of 2017. For the three and nine months ended September 30, 2017, the Company recorded $0.3 million and $2.8 million of employee termination benefits and program termination costs, respectively, and minimal amounts and $0.4 million for accelerated depreciation charges, respectively, all to research and development on the consolidated statement of operations. As of September 30, 2017, $2.0 million of employee termination benefits and program termination costs had been paid and $0.1 million of employee termination benefits were included in accrued expenses on the Company's consolidated balance sheet.

Technical Operations Reduction-in-Force

In March 2017, the Company's management determined that a reduction-in-force was necessary in the Company's technical operations group in order to achieve greater operational efficiencies and to further streamline the organization. At that time, the Company identified 18 positions for elimination, of which two employees will stay with the Company through the end of 2017. In June 2017, the Company identified three additional positions for elimination, for a total of 21 positions identified for elimination as of September 30, 2017. In connection with this reduction-in-force, management currently estimates that the Company will incur aggregate pre-tax charges for employee termination benefits and other associated costs of $2.8 million through the end of 2017. For the three and nine months ended September 30, 2017, the Company recorded $0.3 million and $2.6 million, respectively, of employee termination benefits and other associated costs to cost of revenues on the consolidated statement of operations. As of September 30, 2017, $2.1 million had been paid and $0.5 million of employee termination benefits were included in accrued expenses on the Company’s consolidated balance sheet.

Sale or Closure of Taiwan Facility

In May 2017, as part of its Consolidation and Improvement Plan, the Company announced that it was reviewing strategic alternatives for its Taiwan facility, including a sale of the facility to a qualified buyer capable of reliably producing Rytary® in accordance with FDA requirements as the Company’s CMO or, in the alternative, a closure of the facility following the completion of the technology transfer process to allow Rytary® to be manufactured either in the Company’s Hayward, California facility or at a CMO. The Company is currently continuing its efforts to sell the Taiwan facility to a qualified buyer, although the Company cannot provide any assurance that it will be able to identify such a buyer or that a sale of the Taiwan facility will be completed. It is not possible to reasonably determine the timing and scope of the aggregate pre-tax charges the Company will incur until such time as a definitive decision is reached regarding the sale or closure of the Taiwan facility. The closure of the facility represents the maximum possible charges the Company could incur related to a sale or closure of the facility. If the facility is closed, management currently estimates that through mid-2019 the Company will incur aggregate pre-tax charges in the range of $95.0 million to $105.0 million, primarily composed of accelerated depreciation expenses attributable to depreciating the building and equipment to their estimated salvage values over a revised estimated useful life of two years, as well as technology transfer costs. The Taiwan facility had a net book value of $92.1 million as of September 30, 2017.

17. INCOME TAXES
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2017, however, the Company began using the discrete effective tax rate method to calculate taxes. The Company had determined that since small changes in estimated “ordinary” income (or loss) would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2017.

During the nine month periods ended September 30, 2017 and 2016, the Company recognized an aggregate consolidated tax expense (benefit) of $27.3 million and $(112.9) million, respectively, for U.S. domestic and foreign income taxes. The effective tax rates for the nine month periods ended September 30, 2017 and 2016 were (19.4)% and 37.0%, respectively. The amount of tax expense recorded for the nine months ended September 30, 2017 reflects the Company’s estimate as of such date using the discrete effective tax rate method. The amount of tax benefit recorded for the nine month period ended September 30, 2016 was calculated using the annual estimated rate method. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described in "Note 7. Accounts Receivable" was also reflected in income tax benefit for the nine months ended September 30, 2016. Excluding the discrete item, the Company’s estimate of the annualized effective tax rate for the nine months ended September 30, 2016 was 37.1%.

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

On the basis of this evaluation, as of December 31, 2016, the Company established a valuation allowance of $108.8 million. During the nine month period ended September 30, 2017, the Company considered new evidence, both positive and negative, that could impact the Company's assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended September 30, 2017, an additional valuation allowance in the amount of $68.7 million was recorded against the gross deferred tax asset balance for a total valuation allowance of $177.5 million as of September 30, 2017.

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

As of June 30, 2017, following management’s announcement in May 2017 that it is reviewing potential options to either sell or close the Taiwan manufacturing facility and dissolve operations at Impax Taiwan, the Company has changed its assertion related to the accumulated unremitted foreign earnings of Impax’s Taiwan subsidiary. The Company is no longer able to assert under ASC 740-30-25 that the unremitted foreign earnings are indefinitely reinvested outside the U.S. Accordingly, the Company has recorded a deferred tax liability associated with remitting these earnings back to the U.S. For the six month period ended September 30, 2017, U.S. income and foreign withholding taxes of approximately $8.1 million have been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiary that had previously been indefinitely reinvested outside the United States.

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

License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company sold all remaining AG Products in its inventory during the year ended December 31, 2016. Pursuant to the terms of the Amended and Restated Shire Agreement, the Company is required to pay to Shire a specified profit share based on sales of the AG Product and a specified profit share based on sales of the Company’s generic Adderall XR® product. The Company began selling its generic Adderall XR® product during the second quarter of 2016. The Company owed a profit share payable to Shire of $1.8 million during the nine months ended September 30, 2017, based on sales of the Company’s generic Adderall XR® product and reflecting adjustments for returns and government rebates from the Company's previous sales of the AG Product and of $7.2 million during the nine months ended September 30, 2016, based on sales of the AG Product and the Company's generic Adderall XR® product, in each case with a corresponding charge included in the cost of revenues line in the consolidated statement of operations.
Development, Supply and Distribution Agreement with TOLMAR, Inc.
In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including 10 currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. As of September 30, 2017, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar up to an aggregate amount of $25.0 million upon the achievement of certain specified milestone events. The contingent milestone payments are initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events are capitalized and amortized over the remaining estimated useful life of the approved product. As of September 30, 2017, the Company had paid a total of $20.0 million to Tolmar upon the achievement of certain specified milestone events, including $12.0 million upon the achievement of a regulatory milestone event and $5.0 million upon the achievement of a commercialization event, and does not currently expect to make any additional milestone payments under the agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company is also required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $9.8 million and $32.2 million during the nine months ended September 30, 2017 and 2016, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations.

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

As of September 30, 2017, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the Teva Agreement. Further, in connection with the Teva Transaction and as described in “Note 2. Business Acquisition,” the Company and Teva terminated each party’s rights and obligations under the Teva Agreement effective on August 3, 2016 with respect to the methylphenidate hydrochloride product (generic Concerta®). Refer to “Note 23. Subsequent Events” for further details related to the Company's methylphenidate hydrochloride product.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Beginning from January 2013, the Company has paid AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company has also paid to AstraZeneca royalties based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company owed a royalty payable to AstraZeneca of $12.5 million and $12.7 million during the nine months ended September 30, 2017 and 2016, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an Asset Transfer and License Agreement (the "DURECT Agreement") with DURECT Corporation (“DURECT”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, referred to by the Company as IPX239. The Company paid DURECT a $2.0 million up-front payment upon signing of the agreement which was recognized immediately as research and development expense. The Company has the potential to pay up to $61.0 million in additional contingent milestone payments upon the achievement of certain specified development and commercialization events under the agreement. If IPX239 is commercialized, the Company would also be required to pay a tiered royalty based on product sales. On July 24, 2017, the Company provided notice to DURECT that the Company is terminating the DURECT Agreement, which termination was effective pursuant to the terms of such agreement on October 24, 2017. The development and commercialization rights to DURECT’s investigational transdermal bupivacaine patch were returned to DURECT at termination of the DURECT Agreement in accordance with the terms thereof.

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
Purchase Order Commitments
As of September 30, 2017, the Company had $103.5 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

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

In May 2016, Endo Pharmaceuticals Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging that the Company’s marketed oxymorphone hydrochloride tablets infringe certain patents owned by Endo. Endo’s complaint also alleges that the Company and Endo entered into a settlement and license agreement (the "2010 ANDA Settlement") with respect to these products, but that the Company later breached that contract and breached its implied duty of good faith and fair dealing with respect to that agreement. Endo filed an amended complaint on August 1, 2016 and the Company filed a motion to dismiss the complaint. On October 25, 2016, that motion was granted in part and denied in part. On October 31, 2016, the Company received a letter from Endo purporting to terminate the 2010 ANDA Settlement for material breach. On August 5, 2017, the Company entered into a settlement agreement with Endo to resolve the contract dispute related to the 2010 ANDA Settlement (the "Contract Settlement Agreement"). In the 2010 ANDA Settlement, the Company obtained a non-exclusive license to certain then-existing and future Endo patents. Orange Book listed patents for Opana ER extend until November 2029. The Contract Settlement Agreement includes an amendment to the 2010 ANDA Settlement, whereby the Company agrees to pay Endo a royalty rate that splits the Company's gross profits for its sales of oxymorphone hydrochloride CII ER products, commencing January 1, 2018. The royalty will be eliminated based on certain commercial conditions.

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. The case went to trial in September 2016. On March 29, 2017, the District Court issued a Trial Opinion finding the asserted patents valid and infringed. On April 17, 2017, the District Court entered a Final Judgment and Injunction that, inter alia, bars FDA approval of Lannett’s proposed generic product prior to May 29, 2021. On May 12, 2017, Lannett filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Briefing of Lannett’s appeal has been completed and oral argument is expected to be scheduled in the first quarter of 2018.

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

Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement of U.S. Patent Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; 9,089,607; 9,089,608, based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. The Company filed related actions alleging infringement of later-issued U.S. Patent No. 9,463,246 in December 2016 and of later-issued U.S. Patent No. 9,533,046 in May 2017. Both related actions were consolidated with the lead action. Fact discovery and claim construction briefing have concluded and a claim construction hearing was held on April 26, 2017. On May 9, 2017, the District Court issued a decision interpreting certain claim terms in dispute in the litigation. Subject to reservation of all rights to appeal the Court’s May 9, 2017 decision, the parties stipulated to dismiss without prejudice all claims and counterclaims relating to the ‘474, ‘998, and ‘607 patents, and the Court entered an order recognizing this stipulation on June 8, 2017. The parties have completed expert discovery and Actavis filed a summary judgment motion on October 23, 2017. A trial date has not yet been set.

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

Bristol-Myers Squibb Company, et al. v. Impax Laboratories, Inc.(Apixiban)

On April 10, 2017, Bristol-Myers Squibb Company and Pfizer Inc. filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Apixaban Tablets, 2.5 mg and 5 mg, generic to Eliquis®. The Company responded to the complaint on June 2, 2017 and Plaintiffs further responded on June 22, 2017. On September 22, 2017, the parties jointly filed a proposed schedule with the Court, proposing that the Company’s case and a number of related cases be consolidated. On November 3, 2017, the Court consolidated the related cases and set the case schedule. Trial is scheduled for October 15, 2019.

Biogen MA Inc. v. Impax Laboratories, Inc. (Dimethyl Fumarate)

On June 26, 2017, Biogen MA Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dimethyl Fumarate 120 and 240 mg capsules, generic to Tecfidera®. The Company answered the complaint on October 16, 2017. No further schedule has been set.

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

The consolidated amended complaints allege that Medicis engaged in anticompetitive schemes by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On August 14, 2015, the District Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaints. On October 16, 2017, the Court certified the Direct Purchaser Plaintiffs’ and End-Payor Plaintiffs’ classes. On October 30, 2017, the Company filed a petition for interlocutor appeal challenging the Court’s certification of the End-Payor Plaintiffs’ class and motions for Summary Judgment were filed on November 1, 2017. Trial is currently set for March 22, 2018.

Opana ER® FTC Antitrust Suit

On February 25, 2014, the Company received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against the Company, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against the Company, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against the Company with similar allegations regarding the Company’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER. The Company filed its answer to the Administrative Complaint on February 7, 2017. Trial began on October 24, 2017.

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

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation.” On January 27, 2017, plaintiffs filed two consolidated class action complaints. With respect to doxycycline, the plaintiffs dropped their allegations against the Company. On March 28, 2017, the Company, separately and along with other defendants, filed motions to dismiss the digoxin class action complaint. On April 6, 2017, the Judicial Panel on Multidistrict Litigation ordered the consolidation of all civil actions involving allegations of antitrust conspiracies in the generic pharmaceutical industry regarding 18 generic drugs to the Eastern District of Pennsylvania. The consolidated actions have been renamed In re Generic Pharmaceuticals Pricing Antitrust Litigation. On October 6, 2017, the Company filed a motion to dismiss the digoxin complaint.

AWP Litigation

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania. On May 17, 2016, this case was stayed. On January 18, 2017, the Company, along with the other defendants, filed a joint motion to dismiss the complaint. On September 15, 2017, the Court dismissed the complaint with prejudice.

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

Impax Laboratories, Inc. v. Turing Pharmaceuticals AG

On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”). Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $40.9 million and for future amounts that may be due. Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, the Company filed a motion for summary judgment. The District Court issued its order on September 29, 2017. The Court found that Turing breached the Purchase Agreement by failing to reimburse the Company for Medicaid rebate liability, however, the Court also found that the Company breached the Purchase Agreement by not filing a restatement with the Centers for Medicare and Medicaid Services at Turing’s request. Therefore, the Company was not entitled to damages. On October 13, 2017, the Company filed a Motion for Reconsideration of the Summary Judgment Order. No trial date has been set.

Telephone Consumer Protection Act Cases

On January 31, 2017, Plaintiff Family Medicine Pharmacy LLC filed a class action complaint in the United States District Court for the Southern District of Alabama on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act of 2005 (the "Telephone Consumer Protection Act"). On March 27, 2017, the Company filed a motion to dismiss the complaint and plaintiff filed an amended complaint on April 10, 2017. On July 18, 2017, the parties reached an agreement in principle regarding the class settlement. On September 29, 2017, the District Court preliminarily approved the proposed class settlement. The Court is scheduled to hold a hearing on March 6, 2018 regarding the final approval of the proposed class settlement.

On February 14, 2017, Plaintiff Medicine To Go Pharmacies, Inc. filed a class action complaint in the United States District Court for the District of New Jersey on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act. On April 17, 2017, the Company filed a motion to dismiss, transfer, or stay this case in light of the first-filed case described above. This case was transferred to the Southern District of Alabama. On September 15, 2017, the Court stayed this matter pending the preliminary approval of the class settlement described above.

Securities Class Action

On April 17, 2017, Lead Plaintiff New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund filed an amended class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company filed its motion to dismiss the amended complaint on June 1, 2017 and briefing has been completed.

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

Teva v. Impax Laboratories, Inc.

On February 15, 2017, Plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. (“Teva”) filed a Praecipe to Issue Writ of Summons and Writ of Summons (precursor to a complaint) in the Philadelphia County Court of Common Pleas against the Company alleging that the Company breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin® XL. The Company filed a Motion to Disqualify Teva’s counsel related to the matter, and on August 23, 2017, the Court denied the Company’s motion. Following the Court’s order, Teva filed its complaint. The Company has filed a request for appeal regarding the disqualification order and requested a stay of these proceedings. The matter is currently stayed.

California Wage and Hour Class Action

On August 3, 2017, Plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against the Company alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws. On October 10, 2017, the Company filed a Demurrer and Motion to Strike Class Allegations. Discovery is currently ongoing.

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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2017	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$151,098	$55,294	$—	$206,392
Cost of revenues	141,133	17,603	—	158,736
Cost of revenues impairment charges	13,623	—	—	13,623
Selling, general and administrative	5,570	16,135	31,880	53,585
Research and development	12,241	3,580	—	15,821
Patent litigation expense	28	1,612	—	1,640
(Loss) income before income taxes	$(21,497)	$16,364	$(47,281)	$(52,414)

Three Months Ended September 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$175,320	$52,589	$—	$227,909
Cost of revenues	115,020	21,853	—	136,873
Cost of revenues impairment charges	256,462	—	—	256,462
Selling, general and administrative	6,103	16,358	32,577	55,038
Research and development	15,375	4,740	—	20,115
In-process research and development impairment charges	15,543	13,227	—	28,770
Patent litigation expense	147	3,132	—	3,279
Loss before income taxes	$(233,330)	$(6,721)	$(43,817)	$(283,868)

Nine Months Ended September 30, 2017	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$436,134	$156,743	$—	$592,877
Cost of revenues	355,375	53,269	—	408,644
Cost of revenues impairment charges	52,903	—	—	52,903
Selling, general and administrative	20,072	49,279	82,904	152,255
Research and development	50,632	14,525	—	65,157
In-process research and development impairment charges	6,079	—	—	6,079
Patent litigation expense	715	3,167	—	3,882
(Loss) income before income taxes	$(49,642)	$36,503	$(127,742)	$(140,881)

Nine Months Ended September 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$467,094	$158,913	$—	$626,007
Cost of revenues	307,936	49,916	—	357,852
Cost of revenues impairment charges	258,007	—	—	258,007
Selling, general and administrative	12,442	46,309	85,493	144,244
Research and development	46,113	13,824	—	59,937
In-process research and development impairment charges	16,489	13,227	—	29,716
Patent litigation expense	416	6,111	—	6,527
(Loss) income before income taxes	$(174,309)	$29,526	$(160,529)	$(305,312)

Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three and nine month periods ended September 30, 2017 and 2016 are set forth below (in thousands):

Segment	Product Family	Three Months Ended September 30, 2017
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$40,482	20%	(1)
Impax Specialty Pharma	Rytary® family	$21,520	10%	(2)
Impax Generics	Oxymorphone HCI ER family	$16,362	8%	(3)
Impax Specialty Pharma	Zomig® family	$13,899	7%	(4)
Impax Generics	Diclofenac Sodium Gel family (generic Solaraze®)	$13,283	6%	(5)

Segment	Product Family	Three Months Ended September 30, 2016
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$39,321	17%	(1)
Impax Generics	Oxymorphone HCI ER family	$22,620	10%	(3)
Impax Specialty Pharma	Rytary® family	$19,807	9%	(2)
Impax Specialty Pharma	Zomig® family	$15,258	7%	(4)
Impax Generics	Fenofibrate family	$14,521	6%	(6)

Segment	Product Family	Nine Months Ended September 30, 2017
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$90,572	15%	(1)
Impax Specialty Pharma	Rytary® family	$63,347	11%	(2)
Impax Generics	Oxymorphone HCI ER family	$52,587	9%	(3)
Impax Generics	Budesonide family	$41,095	7%	(7)
Impax Specialty Pharma	Zomig® family	$36,081	6%	(4)

Segment	Product Family	Nine Months Ended September 30, 2016
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$77,592	12%	(1)
Impax Generics	Diclofenac Sodium Gel family (generic Solaraze®)	$60,828	10%	(5)
Impax Specialty Pharma	Rytary® family	$52,030	8%	(2)
Impax Generics	Oxymorphone HCI ER family	$51,898	8%	(3)
Impax Generics	Fenofibrate family	$50,471	8%	(6)

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

(4) Zomig® product family consists of products in tablet, orally disintegrating tablet and nasal spray dosage forms, each dosage form in two different strengths, and is indicated for the acute treatment of migraine with or without aura in adults. Zomig® (zolmitriptan) Nasal Spray is also indicated in pediatric patients 12 years of age or older.

(5) Diclofenac Sodium Gel (generic Solaraze®) product family consists of one product strength and is indicated for the topical treatment of actinic keratosis.

(6) Fenofibrate product family consists of products in both capsule and tablet dosage forms in seven different strengths and is indicated as adjunctive therapy to diet to reduce elevated LDL-C, Total-C, Triglycerides and Apo B, and to increase HDL-C in adult patients with primary hypercholesterolemia or mixed dyslipidemia (Fredrickson Types IIa and IIb); and also indicated as adjunctive therapy to diet for treatment of adult patients with hypertriglyceridemia (Fredrickson Types IV and V hyperlipidemia).

(7) Budesonide product family consists of the budesonide inhalation suspension formulation of the product in two different strengths and is indicated for the maintenance treatment of asthma and as prophylactic therapy in children 12 months to eight years of age.

Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., constructed a manufacturing facility in Taiwan which is utilized for manufacturing, warehousing, and administrative functions, as well as some limited research and development activities. On the Company's consolidated balance sheets at September 30, 2017 and December 31, 2016, Impax Laboratories (Taiwan) Inc. represents $130.4 million and $134.9 million, respectively, of net carrying value of assets, composed principally of a building and manufacturing equipment. See "Note 9. Property, Plant and Equipment" and "Note 16. Restructurings" for additional information related to the closure or sale of the Taiwan facility.

22. SUPPLEMENTARY FINANCIAL INFORMATION
Selected financial information for the quarterly period noted is as follows:

	2017 Quarters Ended
(in thousands, except share and per share amounts)	March 31	June 30	September 30
Revenue:
Impax Generics, gross	$635,897	$663,167	$622,252
Less:
Chargebacks	298,744	286,092	281,835
Rebates	164,792	170,398	162,914
Product Returns	9,733	15,210	7,003
Other credits	28,481	40,578	19,402
Impax Generics, net	134,147	150,889	151,098

Impax Specialty Pharma, gross	84,133	84,238	107,407
Less:
Chargebacks	9,828	8,967	14,121
Rebates	4,483	4,682	5,914
Product Returns	1,844	1,416	3,614
Other credits	17,722	17,980	28,464
Impax Specialty Pharma, net	50,256	51,193	55,294

Total revenues	184,403	202,082	206,392

Gross profit	24,891	72,406	34,033

Net loss	$(98,431)	$(20,417)	$(49,369)

Net loss per common share:
Basic	$(1.37)	$(0.28)	$(0.69)
Diluted	$(1.37)	$(0.28)	$(0.69)

Weighted-average common shares outstanding:
Basic	71,594,472	71,803,920	71,924,592
Diluted	71,594,472	71,803,920	71,924,592

	2016 Quarters Ended
(in thousands, except share and per share amounts)	March 31	June 30	September 30
Revenue:
Impax Generics, gross	$614,176	$532,968	$658,099
Less:
Chargebacks	217,354	197,864	252,303
Rebates	185,476	178,097	183,347
Product Returns	11,913	10,237	16,151
Other credits	29,354	25,075	30,978
Impax Generics, net	170,079	121,695	175,320

Impax Specialty Pharma, gross	82,073	81,254	77,841
Less:
Chargebacks	6,111	8,826	5,439
Rebates	2,853	2,430	3,556
Product Returns	1,508	1,279	574
Other credits	16,172	17,824	15,683
Impax Specialty Pharma, net	55,429	50,895	52,589

Total revenues	225,508	172,590	227,909

Gross profit (loss)	102,590	72,984	(165,426)

Net loss	$(10,408)	$(2,701)	$(179,337)

Net loss per common share:
Basic	$(0.15)	$(0.04)	$(2.51)
Diluted	$(0.15)	$(0.04)	$(2.51)

Weighted-average common shares outstanding:
Basic	70,665,394	71,100,123	71,331,247
Diluted	70,665,394	71,100,123	71,331,247

23. SUBSEQUENT EVENTS

Business Combination Agreement with Amneal Pharmaceuticals LLC

On October 17, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Atlas Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Holdco”), K2 Merger Sub Corporation, a Delaware corporation and a wholly-owned subsidiary of Holdco (“Merger Sub”), and Amneal Pharmaceuticals LLC (“Amneal”). The Business Combination Agreement was unanimously approved by the board of directors of the Company on October 16, 2017.

At the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Transactions”), (i) Merger Sub will merge with and into the Company (the “Impax Merger”), with the Company surviving the Impax Merger as a direct wholly-owned subsidiary of Holdco, (ii) each share of the Company’s common stock, par value $0.01 per share (“Company Common Stock”), issued and outstanding immediately prior to the Impax Merger, other than Company Common Stock held by the Company in treasury, by Amneal or by any of their respective subsidiaries, will be converted into the right to receive one fully paid and nonassessable share of Class A common stock of Holdco, par value $0.01 per share (“Holdco Class A Common Stock”), (iii) the Company will convert to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act, (iv) Holdco will contribute to Amneal all of Holdco’s equity interests in the Company to Amneal, in exchange for common units of Amneal (the “Contribution”), (v) Holdco will issue an aggregate number of shares of Class B common stock of Holdco, par value $0.01 per share (“Holdco Class B Common Stock”, and together with Holdco Class A Common Stock, “Holdco Common Stock”) to the existing members of Amneal (the “Amneal Members”) and (vi) Holdco will become the managing member of Amneal. In connection with the Closing, Holdco will be renamed Amneal Pharmaceuticals, Inc. (“New Amneal”). Subject to the satisfaction or waiver of closing conditions, the Closing is expected to occur in the first half of 2018.

Immediately following the Closing, (i) the Amneal Members will hold 100% of Holdco Class B Common Stock, which, together with their common units of Amneal, will represent approximately 75% of the voting power and economic interests in New Amneal, and (ii) the Company’s stockholders immediately prior to the Closing will hold 100% of the Holdco Class A Common Stock, which will represent approximately 25% of the voting power and economic interests in New Amneal.

Consummation of the Transactions is subject to customary closing conditions, including, among other things, (i) the approval of the Company’s stockholders holding a majority of the outstanding Company Common Stock entitled to vote (the “Requisite Stockholder Approval”), (ii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of the S-4 Registration Statement registering the shares of Holdco Common Stock to be issued in connection with the Transactions and (iv) NYSE listing approval for Holdco Class A Common Stock. The obligation to consummate the Transactions is also conditioned upon each party’s representations and warranties being true and correct (subject to certain materiality exceptions) and each party having performed in all material respects its obligations under the Business Combination Agreement.

The Business Combination Agreement contains customary and reciprocal representations and warranties of the Company and Amneal, many of which are subject to and qualified by materiality qualifiers. The Company and Amneal have also made customary covenants in the Business Combination Agreement regarding the operation of their respective businesses and the businesses of their respective subsidiaries in the ordinary course prior to the Closing.

The Business Combination Agreement also contains a customary “no shop” covenant prohibiting the Company from soliciting proposals for alternative proposals to acquire the Company, or providing information or participating in any discussions in connection with any such proposals. However, prior to adoption of the Business Combination Agreement by the Company’s stockholders, the Board may, in the exercise of its fiduciary duties, (i) withhold, withdraw, qualify or modify its recommendation that the Company’s stockholders adopt the Business Combination Agreement in connection with certain intervening events, or (ii) terminate the Business Combination Agreement to enter into an agreement in connection with an alternative proposal to acquire the Company that is more favorable to the Company’s stockholders from a financial point of view than the Transactions (a “Superior Proposal”), in each case, subject to complying with certain notice and other specified requirements, including giving Amneal the opportunity to propose revisions to the terms of the Transactions and the payment of the Termination Fee (as defined below).

Consummation of the Transactions is not subject to a financing condition. However, Amneal is required to use its reasonable best efforts to obtain financing to (i) fund repayment of the Company’s Notes and refinance the RBC Credit Facilities and (ii) refinance outstanding Amneal debt. The Company is required to use reasonable best efforts to provide cooperation in connection with the financing process.

The Business Combination Agreement may be terminated by each of the Company and Amneal under certain circumstances, including if the Closing does not occur on or before the later of (i) 75 days after the effectiveness of the Registration Statement and (ii) July 17, 2018 (the “Outside Date”), but in no event will the Outside Date be later than October 17, 2018. Amneal also has certain additional termination rights, including in connection with a change of the Board’s recommendation that the Company’s stockholders adopt and approve the Business Combination Agreement. The Company is required to pay Amneal a termination fee of $45.0 million (the “Termination Fee”) in connection with such a termination by Amneal, as well as under certain other circumstances, including if the Business Combination Agreement is terminated by the Company in connection with a Superior Proposal. Additionally, Amneal will be entitled to reimbursement for up to $15.0 million of its reasonable out-of-pocket expenses incurred in connection with the Business Combination Agreement and the Transactions if the Business Combination Agreement is terminated due to the failure to obtain the Requisite Stockholder Approval.

On October 17, 2017, Holdco and the Amneal Members also entered into a Stockholders Agreement, as described in further detail below (the “Stockholders Agreement”). The Stockholders Agreement provides, among other things, that:

•
Board and Committee Representation. Following the Closing, the board of directors of New Amneal (the “New Amneal Board”) will consist of no more than eleven directors, consisting of (i) six directors (the “Amneal Directors”) designated by Amneal Holdings, LLC (the “Amneal Group Representative”) and (ii) five directors (the “Non-Amneal Directors”) designated by the Company. However, in the event that an institutional investor beneficially owns more than 4% of the outstanding Holdco Common Stock, such investor may have a board observer right or the number of directors may be increased to provide such investor with a director designee. Immediately following the Closing, the Co-Chairmen of the New Amneal Board will be Chirag Patel and Chintu Patel, and the lead independent director will be the current chairman of the Company Board, Robert L. Burr. For so long as the Amneal Members or any of their affiliates, successors and permitted assigns to which any shares of Holdco Common Stock have been transferred in accordance with certain provisions of the Stockholders Agreement (collectively, “Amneal Group Members”) beneficially own more than 50% of the outstanding Holdco Common Stock, the Amneal Group Representative may designate for nomination to the New Amneal Board the lowest number of directors that constitutes a majority of the New Amneal Board and two of the four directors serving on each of the Nominating Committee and Compensation Committee. For so long as the Amneal Group Members beneficially own more than 50% of the outstanding Holdco Common Stock, (a) the Amneal Directors may designate the two Co-Chairmen of the New Amneal Board, and (b) the Non-Amneal Directors may designate the lead independent director. Until the Amneal Group Members beneficially own less than 10% of the outstanding Holdco Common Stock, (x) if the Amneal Group Members beneficially own less than 50% of the outstanding Holdco Common Stock, the Amneal Group Representative may designate a number of directors proportionate to the beneficial ownership of outstanding Holdco Common Stock by the Amneal Group Members (rounded up to the nearest whole number), and (y) each New Amneal Board committee (other than the Audit Committee) will include at least one Amneal director.

•
Conflicts Committee. Until the Amneal Group Members beneficially own less than 10% of the outstanding Holdco Common Stock, the New Amneal Board will have a Conflicts Committee comprised solely of independent directors to provide leadership and guidance to the New Amneal Board and New Amneal regarding potential conflicts of interest between New Amneal and any Amneal Group Member, including with respect to related party transactions.

•
Integration Committee. For at least two years following the Closing, the New Amneal Board will have an Integration Committee comprised of Chirag Patel, Chintu Patel, the current Co-Chief Executive Officers and Co-Chairmen of Amneal, and Paul Bisaro, the Company’s President and Chief Executive Officer, which will serve as an advisory committee to management to provide input in connection with the integration of the Company and Amneal.

•	Chief Executive Officer. Paul Bisaro will be the Chief Executive Officer of New Amneal.

•
Standstill Provisions. The Amneal Group Members will be subject to customary standstill provisions, subject to certain exceptions, until the earlier of (i) the third anniversary of the Closing Date and (ii) such time when the Amneal Group Members beneficially own less than 20% of the outstanding shares of Holdco Common Stock.

•
Amneal Buyout Transactions. Any proposal by an Amneal Group Member to acquire all outstanding Holdco Common Stock held by all other stockholders (other than other Amneal Group Members) must be approved by the Conflicts Committee and, as long as the Amneal Group Members beneficially own 37.5% of the outstanding shares of Holdco Common Stock, be subject to a non-waivable condition that a majority of the voting power of the outstanding shares of Holdco Common Stock held by such other stockholders approve the transaction.

•
Transfer Restrictions. At any time, an Amneal Group Member may transfer shares of Holdco Common Stock to an affiliate. For the period of 180 days following the closing (the “Lock-Up Period”), no Amneal Group Member may transfer any shares of Holdco Common Stock, unless with the prior written consent of the Conflicts Committee, subject to certain exceptions. Following the expiration of the Lock-Up Period, Amneal Group Members may transfer shares of Holdco Common Stock pursuant to an effective registration statement, or in transactions exempt from or not subject to registration requirements, subject to certain customary restrictions.

The Stockholders Agreement will terminate when the Amneal Group Members cease to own 10% of the outstanding shares of Holdco Common Stock.

Prohealth Stock Purchase Agreement

On October 24, 2017, the Company completed its previously announced acquisition of all the issued and outstanding share capital of Prohealth Biotech Inc., a company incorporated under the laws of the Republic of China (Taiwan) (“Prohealth”) pursuant to the Stock Purchase Agreement dated as of July 23, 2017 (the “Prohealth SPA”) with the stockholders of Prohealth who collectively had owned 42.46% of the issued and outstanding share capital of Prohealth. Prior to the closing of the transactions contemplated by the Prohealth SPA, the Company had owned 57.54% of the issued and outstanding share capital of Prohealth. Prohealth currently does not conduct any business activities and the Company currently intends to dissolve the entity during fiscal year 2017. The total purchase price payable by the Company to the stockholders of Prohealth pursuant to the Prohealth SPA was $0.1 million.

Generic Concerta® (methylphenidate hydrochloride) Product Launch Delay

In late October 2017, it became clear that the validation efforts for the Company's AB-rated methylphenidate hydrochloride (generic equivalent to Concerta®) product, produced by the Company's third party manufacturer, were not immediately successful and would require additional time and effort. The Company and its third party manufacturer are currently assessing the issue. As the assessment is currently ongoing, the Company is currently unable to determine the impact of the issue on the timing of the product launch. A significant delay of the product launch compared to the Company's estimated launch date could result in a significant intangible asset impairment charge, as well as a change in the fair value of the contingent consideration potentially due to Teva pursuant to the Termination Agreement as described under "Note 6. Fair Value Measurement and Financial Instruments." As of September 30, 2017, the fair value of the generic Concerta® intangible asset was $149.7 million and the fair value of the contingent consideration was $38.1 million on the Company's consolidated balance sheet.

Supplemental Indenture related to 2% Convertible Senior Notes Due 2022

On November 6, 2017, the Company entered into a supplemental indenture (the “First Supplemental Indenture”) to the indenture (the “Indenture”), dated as of June 30, 2015, by and between the Company and Wilmington Trust, National Association, a national banking association, as Trustee, under which the Company previously issued its 2% Convertible Senior Notes due 2022 (the “Notes”). Refer to “Note 12. Debt” for a description of the Notes. The First Supplemental Indenture was entered into by the Company to effectuate certain amendments to the Indenture in connection with the consummation of the Company’s consent solicitation for holders of the Notes to amend the Indenture. The Company initiated the consent solicitation pursuant to the requirements of the Business Combination Agreement with Amneal. See “Business Combination Agreement with Amneal Pharmaceuticals LLC” above for a description of the Business Combination Agreement and the Company’s proposed transaction with Amneal. The First Supplemental Indenture (a) amends a covenant in the Indenture relating to the Company’s corporate existence, (b) allows the Company to satisfy its reporting requirements by providing reports of any parent entity, (c) adds a provision to the Indenture requiring the Company to make and consummate a tender offer for any outstanding notes under the Indenture, and (d) expressly authorizes the Company to consummate the transactions contemplated by the Business Combination Agreement.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, risks related to acquisitions of or investments in technologies, products or businesses, the risks related to the sale or closure of our Taiwan manufacturing facility, effects from fluctuations in currency exchange rates between the U.S. dollar and the Taiwan dollar, risks relating to goodwill and intangibles, the reduction or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, our ability to sustain profitability and positive cash flows, the impact of any valuation allowance on our deferred tax assets, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements to settle patent litigations, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of Numient® (IPX066) outside of the United States, the impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.
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

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of September 30, 2017, we marketed 222 generic pharmaceuticals, which represent dosage variations of 74 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of September 30, 2017, in our Impax Generics Division, we had 18 applications pending at the FDA and 22 other products in various stages of development for which applications have not yet been filed.

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

On October 17, 2017, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Atlas Holdings, Inc., our wholly-owned subsidiary (“Holdco”), K2 Merger Sub Corporation, a wholly-owned subsidiary of Holdco, and Amneal Pharmaceuticals LLC (“Amneal”). At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (i) Merger Sub will merge with and into us (the “Impax Merger”), with us surviving the Impax Merger as a direct wholly-owned subsidiary of Holdco, (ii) each share of our common stock issued and outstanding immediately prior to the Impax Merger, other than common stock held by us in treasury, by Amneal or by any of their respective subsidiaries, will be converted into the right to receive one fully paid and nonassessable share of Class A common stock of Holdco, par value $0.01 per share (“Holdco Class A Common Stock”), (iii) we will convert to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act, (iv) Holdco will contribute to Amneal all of Holdco’s equity interests in us to Amneal, in exchange for common units of Amneal, (v) Holdco will issue an aggregate number of shares of Class B common stock of Holdco, par value $0.01 per share (“Holdco Class B Common Stock”, and together with Holdco Class A Common Stock, “Holdco Common Stock”) to the existing members of Amneal (the “Amneal Members”) and (vi) Holdco will become the managing member of Amneal. In connection with the Closing, Holdco will be renamed Amneal Pharmaceuticals, Inc. (“New Amneal”). Subject to the satisfaction or waiver of closing conditions, the Closing is expected to occur in the first half of 2018. Immediately following the Closing, (A) the Amneal Members will hold 100% of Holdco Class B Common Stock, which, together with their common units of Amneal, will represent approximately 75% of the voting power and economic interests in New Amneal, and (B) our stockholders immediately prior to the Closing will hold 100% of the Holdco Class A Common Stock, which will represent approximately 25% of the voting power and economic interests in New Amneal. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 23. Subsequent Events” above for details related to the Business Combination Agreement with Amneal.

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under our several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the three and nine months ended September 30, 2017.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates and administrative fees, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the nine months ended September 30, 2017, the three large wholesalers accounted for 99% of our chargebacks and 67% of our indirect sales rebates. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in the nine month and one year periods ended September 30, 2017 and December 31, 2016, respectively.

The following tables are rollforwards of the activity in the reserves for the nine months ended September 30, 2017 and the year ended December 31, 2016 with an explanation for any significant changes in the accrual percentages (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Chargeback reserve
Beginning balance	$151,978	$102,630
Provision recorded during the period	899,587	1,011,400
Credits issued during the period	(932,179)	(962,052)
Ending balance	$119,386	$151,978
Provision as a percent of gross product sales	41%	36%
As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased from 36% during the year ended December 31, 2016 to 41% during the nine months ended September 30, 2017 primarily due to the change in product sales mix due to the Teva Transaction, which closed in August 2016 and which products carry a higher chargeback rate, a higher chargeback rate on Fenofibrate product sales due to increased market competition in 2017 and lower product sales of diclofenac sodium gel, which carried a lower chargeback rate.

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Rebate reserve
Beginning balance	$300,647	$265,229
Provision recorded during the period	513,183	768,629
Credits issued during the period	(657,101)	(733,211)
Ending balance	$156,729	$300,647
Provision as a percent of gross product sales	23%	27%

As noted in the table above, the provision for rebates, as a percent of gross product sales, decreased from 27% during the year ended December 31, 2016 to 23% during the nine months ended September 30, 2017 primarily due to lower product sales of diclofenac sodium gel, which carried a higher rebate rate, and the discontinuation of the amphetamine salts IR product in May 2017, which carried a higher rebate rate.

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

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Returns reserve
Beginning balance	$72,888	$48,950
Provision related to sales recorded in the period	38,820	52,383
Credits issued during the period	(30,992)	(28,445)
Ending balance	$80,716	$72,888
Provision as a percent of gross product sales	1.8%	1.8%

The provision for returns as a percent of gross product sales remained consistent at 1.8% during the nine month period ended September 30, 2017 and during the year ended December 31, 2016.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $64.9 million and $72.1 million as of September 30, 2017 and December 31, 2016, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $5.7 million and $7.0 million as of September 30, 2017 and December 31, 2016, respectively.

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

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including, but not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight we afford the evidence is commensurate with the extent the evidence may be objectively verified. As such, we did not rely on or project future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016 or the nine months ended September 30, 2017.

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

Our consolidated net deferred tax asset valuation allowance totaled $177.5 million as of September 30, 2017, such that we realize on a more likely than not basis, a tax-effected net deferred tax asset of $15.1 million. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

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

We concluded the carrying value of goodwill was not impaired as of December 31, 2016, as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. As of September 30, 2017, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations that would require us to perform an interim impairment test.

Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Total revenues	$206,392	$227,909	$(21,517)	(9)%
Gross profit (loss)	34,033	(165,426)	199,459	*
Loss from operations	(37,013)	(272,628)	235,615	86%
Loss before income taxes	(52,414)	(283,868)	231,454	82%
Benefit from income taxes	(3,045)	(104,531)	101,486	97%
Net loss	$(49,369)	$(179,337)	$129,968	72%
* Percentage exceeds 100%

Consolidated total revenues for the three month period ended September 30, 2017 decreased by 9%, or $21.5 million, to $206.4 million compared to $227.9 million for the three month period ended September 30, 2016. The decrease was attributable to lower Impax Generics division product sales, partially offset by higher Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 27.7%, while volumes for existing products increased consolidated total revenues by 16.1%, in each case compared to the same period of 2016. The decrease in selling price was primarily the result of additional competition during the three month period ended September 30, 2017 in generic Adderall XR®, fenofibrate and lower prices on epinephrine auto injector, partially offset by volume increases in epinephrine auto injector. New product launches, including those resulting from acquisitions, increased consolidated total revenues by 2.2% compared to the same period of 2016.

Revenues from our Impax Generics division decreased by $24.2 million during the three month period ended September 30, 2017, as compared to the prior year period. The decrease was primarily due to lower sales of metaxalone, oxymorphone ER and fenofibrate, partially offset by higher sales of our epinephrine auto-injector, diclofenac sodium gel and the products we acquired as part of the Teva Transaction, in each case compared to the prior year period.

Revenues from our Impax Specialty Pharma division increased by $2.7 million during the three month period ended September 30, 2017, as compared to the prior year period. The increase was primarily due to higher sales of Rytary® and of our anthelmintic products franchise, partially offset by lower sales of Zomig®, in each case compared to the prior year period.

Net loss for the three month period ended September 30, 2017 was $49.4 million, a decrease of $129.9 million compared to a net loss of $179.3 million for the three month period ended September 30, 2016. The decline in net loss for the three month period ended September 30, 2017 as compared to the prior year period was primarily due to $13.6 million of intangible asset impairment charges during the three month period ended September 30, 2017, for which there were $285.2 million of comparable charges recognized during the prior year period, lower operating expenses, the recognition of $4.7 million of gains on the disposal of property, plant and equipment, as well as a $3.0 million income tax benefit on the current period net loss before taxes, for which there was a $104.5 million benefit from income taxes recognized on the prior year period loss before taxes. These factors contributing to the decline in net loss were partially offset by an increase in interest expense related to our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, an increase in fixed asset impairment charges, and a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®), all during the three month period ended September 30, 2017. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 23. Subsequent Events” above for further details related to our methylphenidate hydrochloride product.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Impax Generics, net	$151,098	$175,320	$(24,222)	(14)%
Cost of revenues	141,133	115,020	26,113	23%
Cost of revenues impairment charges	13,623	256,462	(242,839)	(95)%
Gross loss	(3,658)	(196,162)	192,504	98%
Operating expenses:
Selling, general and administrative	5,570	6,103	(533)	(9)%
Research and development	12,241	15,375	(3,134)	(20)%
In-process research and development impairment charges	—	15,543	(15,543)	*
Patent litigation expense	28	147	(119)	(81)%
Total operating expenses	17,839	37,168	(19,329)	(52)%
Loss from operations	$(21,497)	$(233,330)	$211,833	91%
* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the three month period ended September 30, 2017 were $151.1 million, a decrease of $24.2 million, or 14%, over the prior year period. The decrease compared to the prior year period was primarily due to lower sales of metaxalone, oxymorphone ER, and fenofibrate, partially offset by higher sales of our epinephrine auto-injector, diclofenac sodium gel and the products we acquired as part of the Teva Transaction.

Cost of Revenues

Cost of revenues for the three month period ended September 30, 2017 was $141.1 million, an increase of $26.1 million compared to the prior year period. The increase compared to the prior year period was primarily attributable to higher intangible asset amortization expenses resulting from the Teva Transaction, an increase in the new product launch inventory reserve, an increase in the short dated inventory reserve, an increase in the scrap inventory reserve related to cancelled product transfers to our Taiwan facility, higher restructuring costs incurred in conjunction with the reduction-in-force of our technical operations group and higher inventory underabsorption charges related to the closure of our Middlesex, New Jersey facility, partially offset by lower sales and lower restructuring costs incurred in conjunction with the closure of our Middlesex, New Jersey facility. See “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 16. Restructurings” for additional information related to the reduction-in-force of our technical operations group and the closure of our Middlesex facility.

Cost of Revenues Impairment Charges

Cost of revenues impairment charges were $13.6 million for the three month period ended September 30, 2017, as compared to $256.5 million for the three month period ended September 30, 2016. The $13.6 million of impairment charges for the three month period ended September 30, 2017 were due to continued price erosion on one currently marketed product acquired as part of the Teva Transaction, resulting in significantly lower expected future cash flows. The $256.5 million of impairment charges for the three month period ended September 30, 2016 were primarily due to price reductions taken on certain products acquired as part of the Teva Transaction in order to retain key customers.

Gross Loss

Gross loss for the three month period ended September 30, 2017 was $3.7 million, or 2% of total revenues, as compared to gross loss of $196.2 million, or 112% of total revenues, for the prior year period. The decrease in gross loss compared to the prior year period were primarily due to the lower impairment charges during the current year period as noted above, partially offset by lower product revenue, increased intangibles amortization expenses, increased net restructuring costs, increased new product launch, short dated and scrap inventory reserves and increased inventory underabsorption charges, also noted above, in each case compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended September 30, 2017 were $5.6 million, as compared to $6.1 million for the three month period ended September 30, 2016. The $0.5 million decrease from the prior year period was primarily due to lower failure to supply claims from our wholesale customers and lower administrative costs, partially offset by higher marketing and freight costs.

Research and Development Expenses

Research and development expenses for the three month period ended September 30, 2017 were $12.2 million, as compared to $15.4 million for the three month period ended September 30, 2016. The $3.2 million decrease from the prior year period was primarily due to lower external development costs and lower personnel costs resulting from the closure of our Generic Division's research and development site in Middlesex, New Jersey.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $15.5 million for the three month period ended September 30, 2016, primarily due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows. No comparable impairment charges were recognized during the three month period ended September 30, 2017.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2017 were minimal, which was relatively consistent with patent litigation expenses for the three month period ended September 30, 2016.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Rytary®, net	$21,520	$19,807	$1,713	9%
Zomig®, net	13,899	15,257	(1,358)	(9)%
All other Specialty Pharma Products, net	19,875	17,525	2,350	13%
Total revenues	55,294	52,589	2,705	5%
Cost of revenues	17,603	21,853	(4,250)	(19)%
Gross profit	37,691	30,736	6,955	23%
Operating expenses:
Selling, general and administrative	16,135	16,358	(223)	(1)%
Research and development	3,580	4,740	(1,160)	(24)%
In-process research and development impairment charges	—	13,227	(13,227)	*
Patent litigation expense	1,612	3,132	(1,520)	(49)%
Total operating expenses	21,327	37,457	(16,130)	(43)%
Income (loss) from operations	$16,364	$(6,721)	$23,085	*

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Specialty Pharma division for the three month period ended September 30, 2017 were $55.3 million, an increase of $2.7 million, or 5%, over the prior year period. The increase from the prior year period was primarily due to higher sales of Rytary® and of our anthelmintic products franchise, partially offset by lower sales of Zomig®.

Cost of Revenues

Cost of revenues for the three month period ended September 30, 2017 was $17.6 million, a decrease of $4.3 million compared to the prior year period. The decrease was primarily attributable to lower intangible asset amortization expenses and reduced short dated inventory reserves, partially offset by higher unit sales and an increase in accelerated depreciation expenses related to our Taiwan facility, in each case compared to the prior year period.

Gross Profit

Gross profit for the three month period ended September 30, 2017 was $37.7 million, or 68% of total revenues, as compared to gross profit of $30.7 million, or 58% of total revenues, for the prior year period. The increases in gross profit and gross margin were primarily due to higher revenues, lower intangible asset amortization expenses and lower short dated inventory reserves, as noted above, partially offset by higher accelerated depreciation expenses, also noted above, in each case compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended September 30, 2017 were $16.1 million, as compared to $16.4 million for the three month period ended September 30, 2016. The $0.3 million decrease from the prior year period was primarily due to lower advertising and promotion costs related to Rytary® and lower costs related to the expanded sales force, which we increased in size during the second quarter of 2016, partially offset by higher advertising and promotion costs related to Emverm® and Zomig®, in each case compared to the prior year period.

Research and Development

Research and development expenses for the three month period ended September 30, 2017 were $3.6 million, as compared to $4.7 million for the three month period ended September 30, 2016. The $1.1 million decrease from the prior year period was primarily due to reduced research and development activities related to our branded initiatives.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $13.2 million for the three month period ended September 30, 2016, primarily due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows. No comparable impairment charges were recognized during the three month period ended September 30, 2017.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2017 were $1.6 million, as compared to $3.1 million for the three month period ended September 30, 2016. The $1.5 million decrease from the prior year period was primarily due to reduced patent litigation activity.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
General and administrative expenses	$31,880	$32,577	$(697)	(2)%
Unallocated corporate expenses	(31,880)	(32,577)	697	2%
Interest expense	(13,636)	(11,089)	(2,547)	(23)%
Interest income	336	222	114	51%
Gain (loss) on disposal of property, plant and equipment	4,708	(33)	4,741	*
Change in fair value of contingent consideration	(6,333)	—	(6,333)	*
Fixed asset impairment charges	(828)	(134)	(694)	*
Other income (expense), net	352	(206)	558	*
Loss before income taxes	(47,281)	(43,817)	(3,464)	(8)%
Benefit from income taxes	$(3,045)	$(104,531)	$101,486	97%
* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2017 were $31.9 million, as compared to $32.6 million for the three month period ended September 30, 2016. The $0.7 million decrease compared to the prior year period was primarily due to lower IT and business development spending and lower share-based compensation costs. These reduced expenses were partially offset by higher legal expenses compared to the prior year period.

Interest Expense

Interest expense was $13.6 million for the three month period ended September 30, 2017, a $2.5 million increase from the three month period ended September 30, 2016. Interest expense for the third quarter of 2017 reflects interest on our $600.0 million senior convertible notes, interest on our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, and interest on our Revolving Credit Facility. In contrast, interest expense for the third quarter of 2016 reflects interest on our $600.0 million senior convertible notes, two months of interest on our $400.0 million Term Loan Facility and interest on our Revolving Credit Facility.

Interest Income

Interest income was $0.3 million for the three month period ended September 30, 2017, which was relatively consistent with interest income for the three month period ended September 30, 2016.

Gain (Loss) on Disposal of Property, Plant and Equipment

During the three month period ended September 30, 2017, we recognized a gain of $4.7 million on the disposal of property, plant and equipment. There was a minimal loss during the three month period ended September 30, 2016. The gain recognized during the three month period ended September 30, 2017 primarily related to the sale of a storage warehouse in Hayward, California.

Change in Fair Value of Contingent Consideration

During the three month period ended September 30, 2017, we recognized a $6.3 million loss on the change in the fair value of contingent consideration. The loss resulted from the passage of time, an increase in the probability of launch of methylphenidate hydrochloride (generic Concerta®) and a change in the discount rate. No comparable charge was recognized during the three month period ended September 30, 2016.

Fixed Asset Impairment Charges

Fixed asset impairment charges were $0.8 million for the three month period ended September 30, 2017, as compared to $0.1 million for the three month period ended September 30, 2016. The $0.7 million increase from the prior year period was primarily due to abandoned software.

Other Income (Expense), net

Other income, net was $0.4 million for the three month period ended September 30, 2017, as compared to other expense, net of $0.2 million for the three month period ended September 30, 2016. The $0.6 million increase in other income, net from the prior year period was primarily due to foreign exchange gains.

Income Taxes

During the three month periods ended September 30, 2017 and 2016, we recognized aggregate consolidated tax benefit of $3.0 million and $104.5 million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three month periods ended September 30, 2017 and 2016 was 5.8% and 36.8%, respectively. The amount of tax benefit recorded for the three month period ended September 30, 2017 was calculated using the discrete effective tax rate method, while the tax benefit recorded for the three month period ended September 30, 2016 was calculated using the annual estimated effective tax rate method.

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

On the basis of this evaluation, as of June 30, 2017, we had a valuation allowance of $164.4 million. During the three month period ended September 30, 2017, we considered new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended September 30, 2017, we provided an additional valuation allowance in the amount of $13.1 million recorded against the gross deferred tax asset balance for a total valuation allowance of $177.5 million as of September 30, 2017.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Overview
The following table sets forth our summarized, consolidated results of operations for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Total revenues	$592,877	$626,007	$(33,130)	(5)%
Gross profit	131,330	10,148	121,182	*
Loss from operations	(96,043)	(230,276)	134,233	58%
Loss before income taxes	(140,881)	(305,312)	164,431	54%
Provision for (benefit from) income taxes	27,336	(112,866)	140,202	*
Net loss	$(168,217)	$(192,446)	$24,229	13%
* Percentage exceeds 100%

Consolidated total revenues for the nine month period ended September 30, 2017 decreased by 5%, or $33.1 million, to $592.9 million compared to $626.0 million for the nine month period ended September 30, 2016. The decrease was attributable to both lower Impax Generics division and Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 24.5%, while volumes for existing products increased consolidated total revenues by 17.5%, in each case compared to the same period of 2016. The decrease in selling price was primarily the result of additional competition during the nine month period ended September 30, 2017 in generic Adderall XR®, fenofibrate and lower prices on epinephrine auto injector, partially offset by volume increases in epinephrine auto injector. New product launches, including those resulting from acquisitions, increased consolidated total revenues by 1.8% compared to the same period of 2016.

Revenues from our Impax Generics division decreased by $31.0 million during the nine month period ended September 30, 2017, as compared to the prior year period. The decrease was primarily due to increased competition on diclofenac sodium gel, metaxalone, generic Adderall XR® and fenofibrate. These decreases were partially offset by increased sales of our epinephrine auto-injector, oxymorphone ER and the products we acquired as part of the Teva Transaction.

Revenues from our Impax Specialty Pharma division decreased by $2.2 million during the nine month period ended September 30, 2017, as compared to the prior year period. The decrease was primarily due to lower sales of Zomig® and of our anthelmintic products franchise, partially offset by higher sales of Rytary®.

Net loss for the nine month period ended September 30, 2017 was $168.2 million, a decrease of $24.2 million compared to net loss of $192.4 million for the nine month period ended September 30, 2016. The decline in net loss for the nine month period ended September 30, 2017 as compared to the prior year period was primarily due to $59.0 million in intangible asset impairment charges, for which there were $287.7 million of comparable charges during the prior year period, as well as a $27.3 million income tax provision on the current period net loss before taxes, for which there was a $112.9 million benefit from income taxes recognized on the prior year period loss before taxes. Due to our cumulative loss over the three year period ended September 30, 2017, no current tax benefit could be recorded on our loss before taxes for the nine month period ended September 30, 2017. Included in our results for the nine month period ended September 30, 2016 was a $48.0 million reserve recorded as a result of the uncertainty of collection of the receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities, as compared to a net $2.7 million of such charges during the nine month period ended September 30, 2017. Refer to "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 7. Accounts Receivable" for information related to the receivable due from Turing.

Additional factors contributing to the decline in net loss for the nine month period ended September 30, 2017 compared to the prior year period included the recognition of an $11.9 million gain on the sale of 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which products were not marketed, and all acquired as part of the Tower Acquisition, and the recognition of $5.0 million of gains on the disposal of property, plant and equipment, both during the nine month period ended September 30, 2017. These factors contributing to the decline in net loss were partially offset by an increase in interest expense related to our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, an increase in fixed asset impairment charges, an increase in legal settlement accruals and a loss on the change in the fair value of contingent consideration potentially payable to Teva related to methylphenidate hydrochloride (generic Concerta®). Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 23. Subsequent Events” above for further details related to our methylphenidate hydrochloride product.

Of the $59.0 million of intangible asset impairment charges we incurred during the nine month period ended September 30, 2017, we recognized $52.9 million in cost of revenues impairment charges and $6.1 million in in-process research and development impairment charges on our consolidated statement of operations. The $59.0 million impairment charge was almost entirely attributable to four products, three of which are currently marketed products and one of which is an IPR&D product, all acquired as part of the Teva Transaction. For the currently marketed products, the impairment charge was the result of continued significant price and volume erosion during the nine month period ended September 30, 2017 without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows. For the IPR&D product, the impairment charge was the result of increased estimated research and development expenses and a delay in the anticipated product launch due to a change in the regulatory strategy to secure FDA approval of such product.

Impax Generics

The following table sets forth results of operations for Impax Generics for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Impax Generics, net	$436,134	$467,094	$(30,960)	(7)%
Cost of revenues	355,375	307,936	47,439	15%
Cost of revenues impairment charges	52,903	258,007	(205,104)	(79)%
Gross profit (loss)	27,856	(98,849)	126,705	*
Operating expenses:
Selling, general and administrative	20,072	12,442	7,630	61%
Research and development	50,632	46,113	4,519	10%
In-process research and development impairment charges	6,079	16,489	(10,410)	(63)%
Patent litigation expense	715	416	299	72%
Total operating expenses	77,498	75,460	2,038	3%
Loss from operations	$(49,642)	$(174,309)	$124,667	72%
* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the nine months ended September 30, 2017 were $436.1 million, a decrease of $31.0 million, or 7%, over the prior year period. The decrease compared to the prior year period was primarily due to increased competition on diclofenac sodium gel, metaxalone, generic Adderall XR® and fenofibrate. These decreases were partially offset by increased sales of our epinephrine auto-injector, oxymorphone ER and the products we acquired as part of the Teva Transaction compared to the prior year period.

Cost of Revenues

Cost of revenues for the nine month period ended September 30, 2017 was $355.4 million, an increase of $47.4 million compared to the prior year period. The increase compared to the prior year period was primarily due to higher intangible asset amortization expenses resulting from the Teva Transaction, an increase in bad batch inventory reserve, an increase in the new product launch inventory reserve, an increase in the short dated inventory reserve, an increase in the scrap inventory reserve related to cancelled product transfers to our Taiwan facility, higher restructuring costs incurred in connection with the closure of our Middlesex, New Jersey facility and the reduction-in-force of our technical operations group, and higher inventory underabsorption charges related to the closure of our Middlesex, New Jersey facility. Such increased costs during the nine month period ended September 30, 2017 compared to the prior year period were partially offset by reduced costs related to lower product sales. See “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 16. Restructurings” for additional information related to the reduction-in-force of our technical operations group and the closure of our Middlesex facility.

Cost of Revenues Impairment Charges

Cost of revenues impairment charges were $52.9 million for the nine month period ended September 30, 2017, as compared to $258.0 million for the nine month period ended September 30, 2016. The $52.9 million of impairment charges for the nine month period ended September 30, 2017 were due to continued price and volume erosion on three currently marketed products acquired in the Teva Transaction without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows. The $258.0 million of impairment charges for the nine month period ended September 30, 2016 were primarily due to price reductions taken on certain products acquired as part of the Teva Transaction in order to retain key customers.

Gross Profit (Loss)

Gross profit for the nine month period ended September 30, 2017 was $27.9 million, or 6% of total revenues, as compared to gross loss of $98.8 million, or 21% of total revenues, for the prior year period. The increase in gross profit and gross margin compared to the prior year period were primarily due to lower intangible asset impairment charges, as noted above, partially offset by lower product revenue, increased intangible asset amortization expenses, increased bad batch, new product launch, short dated and scrap inventory reserves, increased restructuring costs and increased inventory underabsorption charges, also noted above, in each case as compared to the prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine month period ended September 30, 2017 were $20.1 million, as compared to $12.4 million for the nine month period ended September 30, 2016. The $7.7 million increase from the prior year period was primarily due to higher marketing and freight costs, coupled with higher failure to supply claims from our wholesale customers, partially offset by lower administrative costs.

Research and Development Expenses

Research and development expenses for the nine month period ended September 30, 2017 were $50.6 million, as compared to $46.1 million for the nine month period ended September 30, 2016. The $4.5 million increase from the prior year period was primarily due to higher internal project costs and higher costs related to employee termination benefits from the closure of our Generic Division's research and development site in Middlesex, New Jersey.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $6.1 million for the nine month period ended September 30, 2017, as compared to $16.5 million for the nine month period ended September 30, 2016. The $6.1 million of impairment charges for the nine month period ended September 30, 2017 were due to increased estimated research and development expenses and a delay in the anticipated launch of a product candidate acquired in the Teva Transaction due to a change in the regulatory strategy to secure FDA approval of such product. The $16.5 million of impairment charges for the nine month period ended September 30, 2016 were due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2017 were $0.7 million, as compared to $0.4 million for the nine month period ended September 30, 2016. The $0.3 million increase was primarily due to increased legal activity related to cases during the current year period.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Rytary®, net	$63,347	$52,030	$11,317	22%
Zomig®, net	36,081	39,963	(3,882)	(10)%
All other Specialty Pharma Products, net	57,315	66,920	(9,605)	(14)%
Total revenues	156,743	158,913	(2,170)	(1)%
Cost of revenues	53,269	49,916	3,353	7%
Gross profit	103,474	108,997	(5,523)	(5)%
Operating expenses:
Selling, general and administrative	49,279	46,309	2,970	6%
Research and development	14,525	13,824	701	5%
In-process research and development impairment charges	—	13,227	(13,227)	*
Patent litigation expense	3,167	6,111	(2,944)	(48)%
Total operating expenses	66,971	79,471	(12,500)	(16)%
Income from operations	$36,503	$29,526	$6,977	24%

* Percentage exceeds 100%
Revenues

Total revenues for the Impax Specialty Pharma division for the nine month period ended September 30, 2017 were $156.7 million, a decrease of $2.2 million, or 1%, over the prior year period. The decrease from the prior year period was primarily due to lower sales of Zomig® and our anthelmintic products franchise, partially offset by higher sales of Rytary®.

Cost of Revenues

Cost of revenues for the nine month period ended September 30, 2017 was $53.3 million, an increase of $3.4 million compared to the prior year period. The increase compared to the prior year period was primarily due to an increase in accelerated depreciation expenses related to our Taiwan facility, partially offset by lower sales, lower intangible asset amortization expenses, and a net reduction in short dated inventory reserves.

Gross Profit

Gross profit for the nine month period ended September 30, 2017 was $103.5 million, or 66% of total revenues, as compared to gross profit of $109.0 million, or 69% of total revenues, for the prior year period. The decrease in gross profit compared to the prior year period was primarily due to lower product sales and an increase in accelerated depreciation expenses, as noted above, partially offset by a net reduction in short dated inventory reserves and lower intangible asset amortization expenses, also noted above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine month period ended September 30, 2017 were $49.3 million, as compared to $46.3 million for the nine month period ended September 30, 2016. The $3.0 million increase from the prior year period was primarily due to higher advertising and promotion costs related to Rytary®, Emverm® and Zomig®.

Research and Development

Research and development expenses for the nine month period ended September 30, 2017 were $14.5 million, as compared to $13.8 million for the nine month period ended September 30, 2016. The $0.7 million increase from the prior year period was primarily due to increased research and development activities related to our branded initiatives.

In-Process Research and Development Impairment Charges

In-process research and development impairment charges were $13.2 million for the nine month period ended September 30, 2016, primarily due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows. No comparable impairment charges were recognized during the nine month period ended September 30, 2017.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2017 were $3.2 million, as compared to $6.1 million for the nine month period ended September 30, 2016. The $2.9 million decrease from the prior year period was primarily due to reduced patent litigation activity.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Dollars	Percentage
General and administrative expenses	$82,904	$85,493	$(2,589)	(3)%
Unallocated corporate expenses	(82,904)	(85,493)	2,589	3%
Interest expense	(40,385)	(27,874)	(12,511)	(45)%
Interest income	645	895	(250)	(28)%
Reserve for Turing receivable	(2,670)	(48,043)	45,373	94%
Gain on sale of intangible assets	11,850	—	11,850	*
Gain on disposal of property, plant and equipment	4,963	111	4,852	*
Loss on debt extinguishment	(1,215)	—	(1,215)	*
Change in fair value of contingent consideration	(7,075)	—	(7,075)	*
Fixed asset impairment charges	(3,022)	(134)	(2,888)	*
Other (expense) income, net	(7,929)	9	(7,938)	*
Loss before income taxes	(127,742)	(160,529)	32,787	20%
Provision for (benefit from) income taxes	$27,336	$(112,866)	$140,202	*
* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2017 were $82.9 million, as compared to $85.5 million for the nine month period ended September 30, 2016. The $2.6 million decrease compared to the prior year period was primarily due to lower expenses related to the absence of a permanent President and Chief Executive Officer prior to Mr. Bisaro’s appointment as our new President and Chief Executive Officer effective March 27, 2017, lower IT and business development spending and lower share-based compensation costs. These reduced expenses were partially offset by higher legal expenses compared to the prior year period.

Interest Expense

Interest expense was $40.4 million for the nine month period ended September 30, 2017, a $12.5 million increase from the nine month period ended September 30, 2016. Interest expense for the current year period reflects interest on our $600.0 million senior convertible notes, interest on our $400.0 million Term Loan Facility entered into in the third quarter of 2016 to fund the Teva Transaction, and interest on our Revolving Credit Facility. In contrast, interest expense for the prior year period reflects interest on our $600.0 million senior convertible notes, two months of interest on our $400.0 million Term Loan Facility and interest on our Revolving Credit Facility.

Interest Income

Interest income was $0.6 million for the nine month period ended September 30, 2017, a $0.3 million decrease from the nine month period ended September 30, 2016. The decrease was primarily due to Tolmar repaying the outstanding loan balance due under the Tolmar Loan Agreement in the second quarter of 2016.

Reserve for Turing Receivable

During the nine month period ended September 30, 2016, we recorded a reserve of $48.0 million, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of September 30, 2016. During the nine month period ended September 30, 2017, we increased the reserve balance by a net $2.7 million, consisting of a $3.6 million increase in the reserve resulting from additional Medicaid rebate claims received during the period and a $0.9 million reduction in the reserve resulting from payments we received from Turing during the period.

Gain on Sale of Intangible Assets

During the nine month period ended September 30, 2017, we recognized a gain of $11.9 million on the sale of 29 ANDAs and one NDA for non-strategic approved generic products, the vast majority of which products were not marketed, and all acquired as part of the Tower Acquisition. There was no comparable gain during the nine month period ended September 30, 2016.

Gain on Disposal of Property, Plant and Equipment

During the nine month period ended September 30, 2017, we recognized a gain of $5.0 million on the disposal of property, plant and equipment, for which there was a $0.1 million comparable gain during the nine month period ended September 30, 2016. The gain recognized during the nine month period ended September 30, 2017 was primarily related to the sale of a storage warehouse in Hayward, California.

Loss on Debt Extinguishment

During the nine month period ended September 30, 2017, we recognized a $1.2 million loss on debt extinguishment related to the voluntary prepayment of $50.0 million on our Term Loan Facility with Royal Bank of Canada. There was no comparable loss in the nine month period ended September 30, 2016.

Change in Fair Value of Contingent Consideration

During the nine month period ended September 30, 2017, we recognized a $7.1 million loss on the change in the fair value of contingent consideration. The loss resulted from the passage of time, an increase in the probability of launch of methylphenidate hydrochloride (generic Concerta®) and a change in the discount rate. No comparable charge was recognized during the nine month period ended September 30, 2016.

Fixed Asset Impairment Charges

Fixed asset impairment charges were $3.0 million for the nine month period ended September 30, 2017, as compared to $0.1 million for the nine month period ended September 30, 2016. The $2.9 million increase from the prior year period was primarily due to abandoned software.

Other (Expense) Income, net

Other expense, net was $7.9 million for the nine month period ended September 30, 2017, as compared to a minimal amount of other income, net for the nine month period ended September 30, 2016. The expense for the nine month period ended September 30, 2017 was primarily due to the accrual of legal settlements.

Income Taxes

During the nine month periods ended September 30, 2017 and 2016, we recognized aggregate consolidated tax expense (benefit) of $27.3 million and $(112.9) million, respectively, for U.S. domestic and foreign income taxes. The effective tax rates for the nine month periods ended September 30, 2017 and 2016 were (19.4)% and 37.0%, respectively. The amount of tax liability recorded for the nine month period ended September 30, 2017 was calculated using the discrete effective tax rate method, while the tax benefit recorded for the nine month period ended September 30, 2016 was calculated using the annual estimated effective tax rate method.

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

On the basis of this evaluation, as of December 31, 2016, we established a valuation allowance of $108.8 million. During the nine month period ended September 30, 2017, we considered new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended September 30, 2017, we provided an additional valuation allowance in the amount of $68.7 million recorded against the gross deferred tax asset balance for a total valuation allowance of $177.5 million as of September 30, 2017.

A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable was reflected in income tax benefit for the nine months ended September 30, 2016. Excluding discrete items, our estimate of the annualized effective tax rate for the nine months ended September 30, 2016 was 37.1%.

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

Cash and Cash Equivalents

At September 30, 2017, we had $157.7 million in cash and cash equivalents, a decrease of $22.5 million as compared to December 31, 2016. As more fully discussed below, the decrease in cash and cash equivalents during the nine month period ended September 30, 2017 was primarily driven by $67.6 million of net cash used in financing activities and $2.7 million of net cash used in investing activities, partially offset by $46.8 million of cash provided by operating activities.

Cash Flows - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net cash provided by operating activities for the nine month period ended September 30, 2017 was $46.8 million, a decrease of $57.3 million compared to $104.1 million for the same period of the prior year. The decrease in net cash provided by operating activities was driven by large changes in the adjustments to reconcile net loss to net cash provided by operating activities and a $24.2 million decrease in net loss for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016. We incurred non-cash intangible asset impairment charges of $59.0 million during the nine month period ended September 30, 2017, for which there were $287.7 million of comparable charges in the nine month period ended September 30, 2016. In addition, there was a significant change in our deferred tax position as a result of our three-year cumulative loss position and the need to provide for income taxes while in a current year loss position. During the nine month period ended September 30, 2017, we recorded a $2.7 million reserve against the Turing receivable, for which there were $48.0 million of comparable charges during the nine month period ended September 30, 2016. We also recognized $16.8 million of gains on the sale of intangible assets and disposal of property, plant and equipment during the nine month period ended September 30, 2017, for which there were $0.1 million of comparable gains during the nine month period ended September 30, 2016. A $7.1 million loss on the change in the fair value of contingent consideration was also recognized during the nine month period ended September 30, 2017. Non-cash interest and intangible asset amortization expenses increased during the nine month period ended September 30, 2017 compared to the same period of 2016 due to the completion of the Teva Transaction and related financing on August 3, 2016. The change in working capital for the nine month periods ended September 30, 2017 and 2016 reduced cash flows by $18.1 million and $47.7 million, respectively. During the nine month period ended September 30, 2017, the change in working capital was largely due to an increase in income tax receivable, partially offset by higher cash collections on accounts receivable. During the nine month period ended September 30, 2016, the change in working capital was largely due to increased inventory and changes in prepaid tax balances, which were partially offset by higher cash collections on accounts receivable. The increased cash collections were the result of high sales in the fourth quarter of 2015, primarily related to Diclofenac sodium gel sold under the Tolmar Agreement. The increased inventory purchases were to support the closure and transfer of products from our Middlesex, New Jersey facility as well as to support new product launches.

Net cash used in investing activities for the nine month period ended September 30, 2017 was $2.7 million, a decrease of $602.1 million compared to $604.8 million for the same period of the prior year. The period over period decrease in net cash used in investing activities was primarily due to the payment of $585.8 million of cash to fund the Teva Transaction in August 2016 and higher capital expenditures during the nine month period ended September 30, 2016 compared to the same period of 2017. For the nine month period ended September 30, 2017, we received proceeds from sales of property and intangible assets totaling $21.0 million. For the nine month period ended September 30, 2016, we received $15.0 million of proceeds from the loan repayment from Tolmar pursuant to the Tolmar Loan Agreement, as described above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 18. Alliance and Collaboration Agreements," partially offset by $3.5 million of payments we made related to certain third party licensing agreements.

Net cash used in financing activities for the nine month period ended September 30, 2017 was $67.6 million, a decrease of $459.1 million compared to $391.5 million net cash provided by financing activities for the same period of the prior year. The period over period change in net cash attributable to financing activities was primarily reflective of the $400.0 million Term Loan Facility we entered into during August 2016 to fund a portion of the Teva Transaction, partially offset by $11.9 million of deferred financing fees incurred in connection with the debt issuance, and the $65.0 million of principal payments made on the $400.0 million Term Loan Facility during the nine month period ended September 30, 2017. Refer to “Outstanding Debt Obligations” below for additional information regarding our outstanding convertible notes and credit facilities.

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit our and our restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change our fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby we must not permit our total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, we must not permit our senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. We were in compliance with all of our covenants under the Amended and Restated Credit Agreement as of September 30, 2017.

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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of September 30, 2017, the full amount of the $200.0 million Revolving Credit Facility remains available to us for working capital and other general corporate purposes.

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

For the three and nine months ended September 30, 2017, we recognized $4.5 million and $13.1 million, respectively, of interest expense related to the Term Loan Facility, of which $3.9 million and $11.4 million, respectively, was cash and $0.6 million and $1.7 million, respectively, was non-cash accretion of the debt discount recorded for deferred debt issuance costs. For the period of August 3, 2016 through September 30, 2016, the Company recognized $2.6 million of interest expense related to the Term Loan Facility, of which $2.2 million was cash and $0.4 million was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of September 30, 2017, the Term Loan Facility had a carrying value of $322.0 million, of which $17.8 million is classified as current debt and $304.2 million is classified as long-term debt on our consolidated balance sheets. The Term Loan Facility requires us to make quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is due and payable in August 2021. As of September 30, 2017, the outstanding principal amount for the Term Loan Facility was $330.0 million.

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

For the three and nine months ended September 30, 2017, we recognized $8.9 million and $26.4 million, respectively, of interest expense related to the Notes, of which $3.0 million and $9.0 million, respectively, was cash and $5.9 million and $17.4 million, respectively, was non-cash accretion of the debt discounts recorded. For the three and nine months ended September 30, 2016, we recognized $8.5 million and $25.3 million, respectively, of interest expense related to the Notes, of which $3.0 million and $9.0 million, respectively, was cash and $5.5 million and $16.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $463.8 million and $446.4 million as of September 30, 2017 and December 31, 2016, respectively. Accrued interest payable on the Notes of $3.5 million as of September 30, 2017 and $0.5 million as of December 31, 2016 is included in accrued expenses on our consolidated balance sheets.

We may elect to purchase or otherwise retire all or a portion of our Notes with cash, stock or other assets from time to time in the open market or in privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Commitments and Contractual Obligations

As of September 30, 2017, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements" above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly-rated money market funds. We had no short-term investments as of September 30, 2017 or December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended September 30, 2017, other than as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in "Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

The transactions contemplated by the Business Combination Agreement with Amneal Pharmaceuticals LLC may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the transactions may result in material adverse consequences to our business, results of operations and financial condition.

As detailed above under “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 23. Subsequent Events”, we entered into a Business Combination Agreement (the “Business Combination Agreement”) on October 17, 2017 with Atlas Holdings, Inc., our wholly-owned subsidiary (“Holdco”), K2 Merger Sub Corporation, a wholly-owned subsidiary of Holdco and Amneal Pharmaceuticals LLC (“Amneal”). At the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (i) Merger Sub will merge with and into us (the “Impax Merger”), with us surviving the Impax Merger as a direct wholly-owned subsidiary of Holdco, (ii) each share of our common stock issued and outstanding immediately prior to the Impax Merger, other than common stock held by us in treasury, by Amneal or by any of their respective subsidiaries, will be converted into the right to receive one fully paid and nonassessable share of Class A common stock of Holdco, par value $0.01 per share (“Holdco Class A Common Stock”), (iii) we will convert to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act, (iv) Holdco will contribute all of Holdco’s equity interests in us to Amneal, in exchange for common units of Amneal, (v) Holdco will issue an aggregate number of shares of Class B common stock of Holdco, par value $0.01 per share (“Holdco Class B Common Stock”, and together with Holdco Class A Common Stock, “Holdco Common Stock”) to the existing members of Amneal (the “Amneal Members”) and (vi) Holdco will become the managing member of Amneal (the transactions contemplated by (i) through (vi) collectively, the “Combination”). At the Closing, Holdco will be renamed Amneal Pharmaceuticals, Inc. (“New Amneal”). Immediately following the Closing, (A) the Amneal Members will hold 100% of Holdco Class B Common Stock, which, together with their common units of Amneal, will represent approximately 75% of the voting power and economic interests in New Amneal, and (B) our stockholders immediately prior to the Closing will hold 100% of the Holdco Class A Common Stock, which will represent approximately 25% of the voting power and economic interests in New Amneal.

The Combination is subject to several closing conditions, including the adoption of the Business Combination Agreement by our stockholders, the effectiveness of a registration statement relating to the registration of the issuance of the Class A Common Stock in the Combination, the approval of the listing of the Class A Common Stock to be issued in connection with the issuance of shares by Holdco, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). If any one of these conditions is not satisfied or waived, the Combination may not be completed. We cannot assure that we will complete the Combination on the terms or timeline currently contemplated, or at all.

The parties have not yet obtained all regulatory clearances, consents and approvals required to complete the Combination. Governmental or regulatory agencies could still seek to block or challenge the Combination or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Combination. These restrictions could include a requirement that we sell certain specified assets to obtain such regulatory approvals, which could have a material and adverse effect on our business, results of operations and financial condition. If these approvals are not received, then we will not be obligated to complete the Combination.

If our stockholders do not approve and adopt the Business Combination Agreement and thereby approve the Combination or if the Combination is not completed for any other reason, we would be subject to a number of risks, including the following:

•	we are our stockholders would not realize the anticipated benefits of the Combination, including any anticipated synergies from combining the two companies;

•	we may be required to pay a termination fee of $45.0 million if the Business Combination Agreement is terminated in accordance with the specified terms thereof;

•
we may be required to reimburse Amneal for all reasonable out-of-pocket fees and expenses incurred by Amneal in connection with the Business Combination Agreement and the Combination up to a maximum of $15.0 million in the event that we fail to receive the required approval from our stockholders; and

•	the trading price of our shares may experience increased volatility to the extent that the current market prices reflect a market assumption that the Combination will be completed.

We are also exposed to general competitive pressures and risks, which may be increased if the Combination is not completed. The occurrence of any of these events individually or in combination could have a material adverse effect on our business, results of operation and financial condition.

We are subject to business uncertainties and contractual restrictions while the Combination is pending that could have a material and adverse effect on our business, results of operations and financial condition.

Uncertainty about the effect of the Combination on our employees and customers may have a material and adverse effect on our business, regardless of whether the Combination is eventually completed. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Combination is completed, or the Business Combination Agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change our existing business relationships.

Employee retention and recruitment may be particularly challenging for us during the pendency of the Combination, as employees and prospective employees may experience uncertainty about their future roles with us or with New Amneal. The departure of existing key employees or the failure of potential key employees to accept or maintain employment with us despite our retention and recruiting efforts, could have a material adverse impact on our business, results of operation and financial condition, regardless of whether the Combination is eventually completed.

The pursuit of the Combination and the preparation for the integration of the two companies have placed, and will continue to place, a significant burden on our management and internal resources. There is a significant degree of difficulty and management distraction inherent in the process of closing the Combination and planning for the integration of the two companies, which could cause an interruption of, or loss of momentum in, the activities of our existing businesses, regardless of whether the Combination is eventually completed. Before and immediately following Closing, our management team will be required to devote considerable amounts of time to this integration planning process, which will decrease the time they will have to manage their respective existing businesses, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us. If our senior management are not able to effectively manage the process leading up to and immediately following Closing, or if any significant business activities are interrupted as a result of the integration planning process, our business, results of operations and financial condition could be materially and adversely affected.

In addition, the Business Combination Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Amneal until the Combination is consummated or the Business Combination Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our businesses before completion of the Combination or termination of the Business Combination Agreement, which could have a material and adverse effect on our business, results of operations and financial condition.

The Business Combination Agreement contains provisions that may discourage other companies from trying to acquire us.

The Business Combination Agreement contains provisions that may discourage third parties from submitting business combination proposals to us that might result in greater value to our stockholders than the Combination. The Business Combination Agreement generally prohibits us from soliciting any competing acquisition proposal. In addition, if the Business Combination Agreement is terminated by us or Amneal in circumstances that obligate us to pay a termination fee of $45.0 million or to reimburse transaction expenses of up to $15.0 million incurred by Amneal, our financial condition may be adversely affected as a result of the payment of the termination fee and transaction expenses, which might deter third parties from proposing alternative business combination proposals.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or programs
July 1, 2017 to July 31, 2017	42,189	$16.14	—	—
August 1, 2017 to August 31, 2017	5,282	$17.85	—	—
September 1, 2017 to September 30, 2017	299	$12.52	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

Not Applicable.

Item 6.    Exhibits.

Exhibit No.	Description of Document
2.1	Business Combination Agreement, dated October 17, 2017, by and among Amneal Pharmaceuticals LLC, the Company, Atlas Holdings, Inc. and K2 Merger Sub Corporation (1).**

11.1	Statement re computation of per share earnings (incorporated by reference to Note. 14 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for each of the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2017 and 2016 and (v) Notes to Interim Consolidated Financial Statements.*

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2017.

* Filed herewith

**Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ Paul M. Bisaro
Paul M. Bisaro
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)