Form 10-K/A
period 2017-12-31
IMPAX LABORATORIES INC
filed 2018-04-13
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

As of April 2, 2018, there were 73,871,596 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Commission File Number 001-34263), originally filed on March 1, 2018 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2017. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

As used in this Amendment, unless the context requires otherwise, the “Company”, “Impax”, “our” and “we” refers to Impax Laboratories, Inc. and its consolidated subsidiaries, and “U.S. GAAP” means accounting principles generally accepted in the United States of America.

Forward-Looking Statements

Statements included in this Amendment on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year ended December 31, 2017 (the "Annual Report') and in the Annual Report. Such risks and uncertainties include, but are not limited to, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, risks related to acquisitions of or investments in technologies, products or businesses, risks relating to goodwill and intangibles, the reduction or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of continuing consolidation of our customer base, our ability to sustain profitability and positive cash flows, the impact of any valuation allowance on our deferred tax assets, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities or at our third party suppliers, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements to settle patent litigations, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of Numient® (IPX066) outside of the United States and Taiwan, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of global economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by cyberattacks or other third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms, risks related to our proposed business combination with Amneal Pharmaceuticals, Inc. (“Amneal”), including whether the transactions (the “Combination”) contemplated by the Business Combination Agreement dated as of October 17, 2017 by and among us, Amneal, Atlas Holdings, Inc., and K2 Merger Sub Corporation as amended by Amendment No. 1, dated November 21, 2017 and Amendment No. 2 dated December 16, 2017 (the “Business Combination Agreement”) will be completed on the terms or timeline contemplated, if at all, the risk that governmental entities could take actions under antitrust laws to enjoin the completion of the Combination, business uncertainties and contractual restrictions while the Combination is pending, challenges related to our integration with Amneal after the closing, the fact that ownership interests will not be adjusted if there is a change in value of our company or Amneal, provisions in the Business Combination Agreement that may discourage other companies from acquiring us, transaction related costs related to the Combination and integration, the lower ownership and voting interests that our stockholders will have in New Amneal after the closing, the pending litigation related to the Combination and other risks described in the Original Filing. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

Reconciliation of Non-GAAP Financial Measures

This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP financial measures, including, but not limited to, adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) are presented in order to supplement investors’ and other readers’ understanding and assessment of the Company’s financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using the adjusted metrics included herein, along with other performance metrics. Management’s annual incentive compensation is derived, in part, based on the Company’s adjusted EBITDA. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names of our executive officers, their ages as of April 2, 2018, and their positions with Impax.

Name	Age	Positions with Impax
Paul M. Bisaro	57	President and Chief Executive Officer and Director
Bryan M. Reasons	50	Senior Vice President, Finance and Chief Financial Officer
Douglas S. Boothe	54	President, Impax Generics
Michael J. Nestor	65	President, Impax Specialty Pharma
Mark A. Schlossberg, Esq.	57	Senior Vice President, General Counsel and Corporate Secretary
Jeffrey D. Nornhold	52	Senior Vice President, Technical Operations

Paul M. Bisaro has served as the President, Chief Executive Officer and director of Impax since March 27, 2017. Mr. Bisaro previously served as Executive Chairman of the Board of Directors of Allergan plc (NYSE: AGN) (“Allergan”), a global pharmaceutical company (formerly Actavis plc) since July 2014 and previously served as Chairman, President and Chief Executive Officer of Actavis until June 2014. Mr. Bisaro currently serves as a director on the board of Allergan. He was appointed President, Chief Executive Officer and a member of the board of Actavis in September 2007 and he was appointed Chairman of the board of Actavis in October 2013. Prior to joining Actavis (formerly Watson Pharmaceuticals), Mr. Bisaro was President, Chief Operating Officer and a member of the board of Barr Pharmaceuticals, Inc. (“Barr”), a global specialty pharmaceutical company, from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel of Barr, and from 1997 to 1999 served in various additional capacities including Senior Vice President, Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn LLP and a predecessor firm, Bishop, Cook, Purcell and Reynolds LLP from 1989 to 1992. Mr. Bisaro served on the board of directors of Zimmer Biomet Holdings, Inc. (NYSE: ZBH) (“Zimmer Biomet”), a musculoskeletal healthcare company, from December 2013 to May 2017. Since May 2015, he has also served on the board of directors of Zoetis, Inc. (NYSE: ZTS), a producer of medicine and vaccinations for pets and livestock, and on the compensation and quality committees of such board. Since 2014, Mr. Bisaro has served on the Board of Visitors of The Catholic University of America’s Columbus School of Law. He also served as Chairman of the Board of the Generic Pharmaceutical Association (GPhA) in 2010 and 2011. Mr. Bisaro holds an undergraduate degree in General Studies from the University of Michigan and a Juris Doctor from The Catholic University of America in Washington, D.C. Mr. Bisaro’s extensive experience in the pharmaceutical industry and in executive and chairman positions with publicly traded companies provides the board with unique insights into our operations, challenges and opportunities.

Bryan M. Reasons has served as our Senior Vice President, Finance and Chief Financial Officer since December 2012 and previously served as our Acting Chief Financial Officer from June 2012 to December 2012 and as our Vice President, Finance from January 2012 to June 2012.  Since March 2017, Mr. Reasons has served on the board of directors and on the audit committee of Recro Pharma, Inc. (NASDAQ: REPH), a specialty pharmaceutical company developing multiple non-opioid therapeutics for the treatment of acute post-operative pain. Prior to joining us in January 2012, Mr. Reasons served as Vice President, Finance, from January 2010 to November 2011 and as Vice President, Risk Management and General Auditor, from October 2005 to January 2010 at Cephalon, Inc. (“Cephalon”), a biopharmaceutical company.  Following the acquisition of Cephalon by Teva Pharmaceutical Industries Ltd., a generic pharmaceuticals company, he served as Vice President, Finance of Teva from November 2011 to January 2012.  Prior to joining Cephalon, Mr. Reasons held various finance management positions at DuPont from 2003 to 2005 and served as senior manager at PricewaterhouseCoopers LLP from 1992 to 2003.  Mr. Reasons has a Bachelor’s Degree in accounting from Pennsylvania State University and an MBA from Widener University and is a certified public accountant.

Douglas S. Boothe has served as our President of the Generics Division since August 1, 2016. Prior to joining us, he served as Executive Vice President and General Manager, Rx Pharmaceuticals of Perrigo Company plc (NYSE: PRGO), a global over-the-counter consumer goods and pharmaceutical company (“Perrigo”), since January 2013. Prior to joining Perrigo, Mr. Boothe served as Chief Executive Officer of Actavis, Inc. from August 2008 to December 2012 and as its Executive Vice President and Chief Operating Officer from 2006 to 2008. Prior to such time, Mr. Boothe held various senior positions in strategic planning and business development at Alpharma Inc. (subsequently acquired by Actavis) and Pharmacia Corporation (subsequently acquired by Pfizer Inc.). Since February 2015, Mr. Boothe has served on the board of Euclid Systems Corporation, a privately held company specializing in orthokeratology lens products. Mr. Boothe has a Bachelor’s degree in mechanical and aerospace engineering from Princeton University and a Master of Business Administration degree from Wharton School of Business at the University of Pennsylvania.

Michael J. Nestor has served as President of our branded products division, Impax Specialty Pharma, since March 2008.  Before joining us, he was Chief Operating Officer of Piedmont Pharmaceuticals, a specialty pharmaceutical company, from July 2007 to March 2008.  Prior to Piedmont, Mr. Nestor was CEO of NanoBio, a startup biopharmaceutical company from December 2004 to November 2006, prior to which he was employed by Alpharma, initially as President of its generic pharmaceutical business and later as President of its branded pharmaceutical business.  Before Alpharma, he was President, International business at Banner Inc., a global contract manufacturing concern. Prior to Banner, Mr. Nestor spent 16 years at Lederle Laboratories / Wyeth holding increasing positions of responsibility including Vice President, Cardiovascular business, Vice President / General Manager of Lederle-Praxis Biologics, and Vice President of Wyeth-Lederle Vaccines and Pediatrics.  Mr. Nestor has a Bachelor of Business Administration degree from Middle Tennessee State University and an MBA from Pepperdine University.

Mark A. Schlossberg, Esq. has served as our Senior Vice President, General Counsel and Corporate Secretary since May 2011. From September 2015 to June 2017, he has served on the board of directors of Immunocelluar Therapeutics Ltd (NYSE: IMUC), a clinical-stage company focused on the development of immune-based therapies for the treatment of brain and other cancers based in Los Angeles, California. Prior to joining us, he served as Vice President, Associate General Counsel of Amgen Inc., human therapeutics biotechnology company, from September 2004 to May 2011. Prior to joining Amgen, he held legal and business positions at Medtronic, Inc., a medical technology company and legal positions at Diageo plc, RJR Nabisco, Inc. and Mudge Rose Guthrie Alexander & Ferdon. He earned a Bachelor of Sciences in business administration, finance from the University of Southern California and a Juris Doctor degree from Emory University.

Jeffrey D. Nornhold has served as our Senior Vice President of Technical Operations since April 2014 and is responsible for the Company's manufacturing, supply chain, quality and technical operations. Previously, Jeff served as our Senior Vice President, Global Quality Affairs from March 2011 to April 2014 and was responsible for establishing the foundation for a sustainable quality and compliance program. Jeff joined us from Watson Pharmaceuticals, Inc. (now Actavis plc) where he was the Vice President, Quality Operations – International from March 2010 to March 2011 and was responsible for outside of the U.S. manufacturing sites for both dosage and active pharmaceutical ingredients. While at Watson, he also served as Vice President, U.S. Quality Operations leading the development and execution of quality initiatives for all U.S. sites from February 2007 to March 2010. Prior to joining Watson in 2000, he held numerous leadership positions within the pharmaceuticals industry. He earned a Bachelor of Science degree in chemistry from Bowling Green State University and a Master's in Business Administration from the University of Southern California Marshall School of Business.

Impax Board of Directors

Our amended and restated bylaws, as amended, provide that the number of directors on the board will consist of not less than one or more than eight, with the exact number to be fixed by the board.

The following table sets forth information, as of April 2, 2018 concerning our current board of directors.

Name	Age	Director Since	Positions Held	Committee Memberships
Leslie Z. Benet, Ph.D.	80	2001	Director	Compensation Committee(1) and Compliance Committee
Paul M. Bisaro	57	2017	President, Chief Executive Officer and Director	—
J. Kevin Buchi	62	2016	Director	Nominating Committee
Robert L. Burr	67	2001	Chairman and Director	Audit Committee and Nominating Committee
Allen Chao, Ph.D.	72	2010	Director	Nominating Committee(1) and Compliance Committee
Mary K. Pendergast, J.D.	67	2013	Director	Nominating Committee and Compliance Committee(1)
Peter R. Terreri	60	2003	Director	Audit Committee(1) and Compensation Committee
Janet S. Vergis	53	2015	Director	Audit Committee and Compensation Committee
__________

(1)	Chairperson of the committee.

None of our directors or executive officers is a party to any arrangement or understanding with any other person with respect to nominations of directors. In addition, there is no family relationship between any of our directors or executive officers.

Set forth below is the business experience of, and any other public company or registered investment company directorships held by, the current non-employee members of the board for at least the past five years, as well as a summary of their specific experience, qualifications, attributes or skills that led the board to conclude that they should serve as our directors.

Biographies of Current Directors

Leslie Z. Benet, Ph.D. has been a Professor since 1969 of, and has also served as Chairman of, the Department of Bioengineering and Therapeutic Sciences (1978-1998), University of California, San Francisco (UCSF). Dr. Benet has been a founder of four biopharmaceutical start-up companies, for one of which he presently serves as chair of the Scientific Advisory Board (Hurel Corp). He received his A.B. (English), B.S. (Pharmacy), and M.S. from the University of Michigan, and his Ph.D. from the University of California. Dr. Benet has received nine honorary doctorates: Uppsala University, Sweden (Pharm.D., 1987); Leiden University, The Netherlands (Ph.D., 1995); University of Illinois at Chicago (D.Sc., 1997); Philadelphia College of Pharmacy and Science (D.Sc., 1997); Long Island University (D.Sc., 1999); University of Athens, Greece (Ph.D., 2005); Catholic University of Leuven, Belgium (Ph.D., 2010), University of Michigan (D.Sc., 2011) and University of Lisbon, Portugal (Ph.D., 2016). In 1985, Dr. Benet served as President of the APhA Academy of Pharmaceutical Sciences. During 1986, Dr. Benet was a founder and first President of the American Association of Pharmaceutical Scientists. In 1987, Dr. Benet was elected to membership in the National Academy of Medicine (formerly the Institute of Medicine, IOM). Dr. Benet formerly served as Chair of the FDA Expert Panel on Individual Bioequivalence and the FDA Center for Biologics Peer Review Committee, and as a member of the FDA Science Board and the Generic Drugs Advisory Committee.  From 2005 through 2012, Dr. Benet served as a member of the IOM Forum on Drug Discovery, Development and Translation. Dr. Benet brings to the board deep knowledge and understanding of the biopharmaceutical industry, as well as policies and practices of the U.S. Food and Drug Administration (the “FDA”), and provides the board with a unique perspective in the development of our corporate strategy based on his more than 40 years of experience in the science underlying our business.

J. Kevin Buchi served as our Interim President and Chief Executive Officer from December 19, 2016 until March 27, 2017. From August 2013 to December 2016, Mr. Buchi served as President and Chief Executive Officer and a member of the board of directors of TetraLogic Pharmaceuticals Corporation (formerly NASDAQ: TLOG), a clinical-stage biopharmaceutical company (“TetraLogic Pharmaceuticals”), which assets were subsequently acquired by Medivir AB in December 2016. Prior to his time at TetraLogic Pharmaceuticals, Mr. Buchi served as Corporate Vice President, Global Branded Products of Teva Pharmaceutical Industries Ltd. (NYSE: TEVA), a pharmaceutical company (“Teva”), from October 2011 to May 2012. Prior to his position at Teva, Mr. Buchi served as Chief Executive Officer of Cephalon, Inc. (formerly NASDAQ: CEPH), a pharmaceutical company subsequently acquired by Teva (“Cephalon”), from December 2010 to October 2011, and held various positions at Cephalon including Chief Operating Officer from January 2010 to December 2010 and Chief Financial Officer from 1996 to 2009. Since April 2013, he has served as a director on the board and as a member of the remuneration and nominating committee and audit committee of the board of Benitec Biopharma Ltd. (NASDAQ: BNTC), a biotechnology company headquartered in Australia. Mr. Buchi has previously served on the board and committees of various pharmaceutical and biotechnology companies including: the board and the audit committee of EPIRUS Biopharmaceuticals, Inc. (formerly NASDAQ: EPRS), a biopharmaceutical company, from June 2013 to July 2016; the board and the compensation committee of Alexza Pharmaceuticals, Inc. (formerly NASDAQ: ALXA), a pharmaceutical company focused on the acute treatment of central nervous system conditions (subsequently acquired), from January 2013 to June 2016; the board and the audit committee of Forward Pharma A/S (NASDAQ: FWP), a biotechnology company founded in Denmark, from December 2012 to May 2016; the board and the audit, compensation and nominating and corporate governance committees of Stemline Therapeutics, Inc. (NASDAQ: STML), a clinical stage biopharmaceutical company, from March 2012 to May 2016; and the board and audit committee of Meslobast Limited, an Australian securities exchange listed biotechnology company, from 2010 to 2012. Mr. Buchi received his B.A. degree from Cornell University and a Masters of Management from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Buchi’s extensive experience as a senior executive and board member in the pharmaceutical industry provides the board with unique insights into our business.

Robert L. Burr has been a self-employed investment manager since May 2008. Mr. Burr was employed by J.P. Morgan Chase & Co. and associated entities from 1995 to May 2008, at which time he resigned his position as Managing Partner of the Fleming US Discovery III Funds. From October 2001 to October 2005, Mr. Burr was also a Partner at Windcrest Discovery Investments LLC, an investment management firm. From 1992 to 1995, Mr. Burr was head of Private Equity at the investment banking firm Kidder, Peabody & Co., Inc. Prior to that time, Mr. Burr served as the Managing General Partner of Morgan Stanley Ventures and General Partner of Morgan Stanley Venture Capital Fund I, L.P. and was a corporate lending officer with Citibank, N.A. Mr. Burr received an MBA from Columbia University and a BA from Stanford University. Mr. Burr’s financial acumen and his extensive knowledge of capital markets represent a valuable resource to the board in the assessment of our capital and liquidity needs. In addition, Mr. Burr’s venture capital and private equity investment experience gives him the leadership and consensus-building skills to guide the board on a variety of matters, including compensation, corporate governance and risk assessment.

Allen Chao, Ph.D. has been Chairman of Newport Healthcare Advisors, LLC, a healthcare investment management and consulting company, since January 2008 and since December 2014, has served as Chief Executive Officer of Tanvex BioPharma, Inc., a Taiwan-based company listed on the Emerging Stock Board of the Taipei Exchange principally engaged in the research, development and manufacture of biosimilars. Dr. Chao was a co-founder of Watson Pharmaceuticals, Inc. (now Allergan plc (NYSE: AGN)), a specialty pharmaceutical company, serving as a director from 1985 to May 2008, Chairman of the board of directors from May 1996 to May 2008, and Chief Executive Officer from 1985 to September 2007. While at Watson, Dr. Chao oversaw the company’s growth, through internal R&D, licensing and acquisitions of pharmaceutical products and technologies, as well as mergers and acquisition activities. Dr. Chao received a Ph.D. in industrial and physical pharmacy from Purdue University in 1973. In May 2000, he received the degree of Doctor of Science from Purdue. Dr. Chao’s experience brings to the board a profound understanding of financial investment, business development, strategic planning and operational management in our industry and can provide invaluable practical guidance, insight and perspective with respect to our operations, strategy, and corporate governance.

Mary K. Pendergast, J.D. has been President and founder of Pendergast Consulting, a legal and regulatory consulting firm to pharmaceutical and biotechnology companies since 2003, where she focuses on both strategic and tactical issues relating to drug and medical device policy and development. From 1998 to 2003, Ms. Pendergast served as Executive Vice President, Government Affairs, at Elan Corporation plc (now Perrigo Company PLC (NYSE: PRGO)), a biotechnology company headquartered in Ireland (“Elan”), where she was responsible for creating the government affairs and corporate compliance offices and supporting the corporate compliance office at the company. Prior to joining Elan, Ms. Pendergast served as Deputy Commissioner and Senior Advisor to the Commissioner at the FDA from 1990 to 1997, and as Associate Chief Counsel for Enforcement at the FDA from 1979 to 1990. Ms. Pendergast currently serves on the board of directors of ICON plc, a NASDAQ listed global provider of outsourced development services to pharmaceutical, biotechnology and medical device industries. She previously served on the board of directors of ARCA biopharma, Inc. (NASDAQ: ABIO), biopharmaceutical company developing genetically-targeted therapies for cardiovascular diseases, from 2002 until 2011. She received her LL.M. from Yale Law School, her J.D. degree from the University of Iowa College of Law, and her B.A. from Northwestern University. Ms. Pendergast’s experience at life science companies and senior positions at the FDA and extensive regulatory experience bring to the board her valuable and extensive experience in government regulation of pharmaceutical products and the pharmaceutical industry.

Peter R. Terreri is President, Chief Executive Officer and director of CGM, Inc., a manufacturing company that he has owned and operated since 2000. He previously served as Senior Vice President and Chief Financial Officer of Teva Pharmaceuticals USA from 1985 through 2000 and as an auditor at PricewaterhouseCoopers LLP from 1981 to 1984. Mr. Terreri received his B.S. in Accounting from Drexel University and has been a certified public accountant since 1981. Mr. Terreri’s more than 20 years of experience in the pharmaceutical industry provides the board with comprehensive understanding of our operations and strategy. His prior experience as Chief Financial Officer of a major generic pharmaceutical company also brings to the board deep understanding of accounting and risk management issues.

Janet S. Vergis has served as an Executive Advisor for private equity firms since January 2013, where she identifies and evaluates healthcare investment opportunities. From January 2011 to August 2012, Ms. Vergis was the Chief Executive Officer of OraPharma, Inc., a specialty pharmaceutical company dedicated to oral health. From 2004 to 2009, Ms. Vergis served as President of Janssen Pharmaceuticals LP, McNeil Pediatrics, Inc. and Ortho-McNeil Neurologics, Inc., subsidiaries of Johnson and Johnson (NYSE:JNJ).  Ms. Vergis contributed to a number of Johnson & Johnson companies during her 21 years, holding positions of increasing responsibility in research and development, new product development, sales, and marketing.   Since May 2014, Ms. Vergis has served as a director of the Board of Church & Dwight Co., Inc. (NYSE:CHD), a leading consumer and specialty products company, and is a member of the audit and governance committees. Since November 2016, Mr. Vergis has served as a director and Chair of the Commercialization Committee for the Board of MedDay Pharmaceuticals, a privately held biotechnology company.  She previously also served as a director of Lumara Health, a privately held pharmaceutical company (sold to AMAG Pharmaceuticals) from October 2013 to November 2014, and as a director of OraPharma from January 2011 to June 2012.  Ms. Vergis received her M.S. degree in Physiology and her B.S. degree in Biology from The Pennsylvania State University.  Ms. Vergis’ extensive experience in the pharmaceutical industry in executive and director positions brings to the board unique business expertise, particularly in the areas of new product development, sales, and marketing.

Board and Committee Matters

Corporate Governance

Our board believes that good corporate governance accompanies and contributes to our company’s long-term business success and thus our board continuously monitors best practices in corporate governance and adopts measures it determines to be in the best interest of our company’s stockholders. Highlights of our corporate governance practices include the following:

•Board Leadership Structure. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. Robert L. Burr currently serves as the Chairman of the board and Paul M. Bisaro currently serves as our President and Chief Executive Officer. J. Kevin Buchi served as our Interim President and Chief Executive Officer from December 19, 2016 until March 27, 2017. Our Chief Executive Officer is responsible for setting our strategic direction and for our day-to-day leadership and performance, while our Chairman provides guidance to our Chief Executive Officer, sets the agenda for board meetings and presides over meetings of the board. Our Chairman qualifies as an independent director. The board has selected this leadership structure in the belief that separating the principal executive officer and board chairman positions allows for a more efficient division of responsibilities in light of the high demands on the time of each. The board believes that its leadership structure is well suited to the Company’s business because it contributes to a more independent board, leads to productive internal board dynamics and allows our President and Chief Executive Officer to concentrate on our business and operations.

•	Director Stock Ownership Guidelines and Holding Requirement.

◦
Members of our board own significant amounts of the Company’s stock (see “Item 12. Security Ownership of Certain Beneficial Owners and Management” section below).  Our stock ownership policy requires each of our non-employee directors to hold shares of our common stock having a total value that equals or exceeds the lesser of (i) three times the amount of the director’s annual retainer for service on our board as of February 27, 2013 or the effective date of election or appointment for any non-employee director elected or appointed to the board after February 27, 2013 and (ii) three times the amount of the director’s annual retainer for service on the board during the most recently completed fiscal year.  Each current non-employee director of our board had until February 27, 2018 to become compliant with the policy and each newly elected or appointed non-employee director will have five years from the effective date such non-employee director joins the board to become compliant with the stock ownership policy. All of our current non-employee directors were compliant with the policy by the stated deadline. In the event a non-employee director fails to satisfy the ownership requirement following the applicable compliance date, such non-employee director will be required to retain at least 50% of the shares of our common stock acquired upon exercise or vesting of equity awards held by such director until the ownership requirement is attained or exceeded.

◦
In addition to our director stock ownership guidelines, we also adopted a policy in February 2016 which requires each of our non-employee directors to hold at least 50% of the shares of common stock underlying their vested stock options and restricted stock awards until the earlier of the (i) second anniversary of the vesting date of such awards and (ii) date the director’s service as a director to the Company concludes. The holding requirement applies to awards to our non-employee directors granted on or after February 26, 2016 that vest upon the one year anniversary date of grant (or the date before the next annual meeting of stockholders, if earlier).

•All Directors Elected Annually by Majority Vote. Our company does not have a staggered board and as such, our board is accountable to our stockholders through the annual election of all our directors by majority vote. Under our amended and restated bylaws, as amended, in uncontested elections for directors, if a nominee for director who is an incumbent director is not re-elected by a majority of votes cast, our bylaws require the director to promptly tender his or her resignation to the board for consideration. The nominating committee will then consider the resignation and make a recommendation to the board as to whether to accept or reject the tendered resignation or take other action.

• Executive Sessions of Independent Directors. Our independent directors meet privately on a regular basis and Mr. Burr, our current Chairman, presides at those meetings.

•Director Access to Management. Our directors have unfettered access to members of our senior management and other key employees.

•Board Independence. Seven out of our eight current directors are independent and other than Mr. Buchi, who served as our Interim President and Chief Executive Officer from December 19, 2016 until March 27, 2017, no former employees currently serve as directors.

•Board Attendance at Meetings. During 2017, each of our current directors attended at least 88% of the aggregate of (i) all of the meetings of the board and (ii) all of the meetings of all committees of the board on which such director served.

•Management Participation in Board Meetings. Key senior managers regularly attend board meetings and topics are presented to our board by members of senior management who are most knowledgeable about the issue at hand. Our board encourages an open and informal environment to facilitate dialogue between directors and management.

• Independent Advisors. Our board and its committees are able to access and retain independent advisors as and to the extent they deem necessary or appropriate.

• Annual Board Evaluation. Our nominating committee oversees the annual review of our board and its committees, as well as a review of each individual director’s performance against the established responsibilities of our board members. Each board committee also is responsible for conducting an annual review of its committee’s performance and the performance of its individual members. On an ongoing basis, directors offer suggestions and recommendations intended to improve the performance of the board and its committees.

• Attendance at Annual Meeting of Stockholders. Our board has adopted a policy that all of our directors should attend the Annual Meeting, absent exceptional cause.

• Code of Ethics. We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct is available on our website.

Board’s Role in Risk Oversight

We are exposed to a number of risks and routinely undertake an enterprise risk management review to identify and evaluate these risks and to develop plans to manage them effectively. It is management’s responsibility to manage risk and bring the material risks applicable to the Company to the board’s attention. The board has oversight responsibility of the processes established to report and monitor these risks. On behalf of the board, the audit committee plays a key role in the oversight of our enterprise risk management function. Bryan Reasons, our Chief Financial Officer, along with Deborah Penza, our Chief Compliance Offer, are directly responsible for our enterprise risk management function and reports both to the President and Chief Executive Officer and to the audit committee in this capacity. In fulfilling their risk-management responsibilities, Mr. Reasons and Ms. Penza work closely with other members of our senior management and meet with the audit committee to discuss the risks facing our company, highlighting any new risks that may have arisen since the committee last met. The audit committee also reports to the board on a regular basis to apprise them of their discussions with Mr. Reasons and Ms. Penza regarding our enterprise risk management efforts. Finally, Mr. Reasons and Ms. Penza report directly to the board to apprise it directly of our enterprise risk management efforts. In addition to the audit committee, the other committees of the board consider the risks within their areas of responsibility. For example, the compensation committee considers the risks related to our compensation programs and, in setting compensation, strives to create incentives that do not encourage risk-taking behavior that is inconsistent with the Company’s business strategy. The nominating committee considers risks related to succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the board. The compliance committee considers risks related to regulatory compliance at our manufacturing and packaging facilities as well as our commercial sales & marketing activities. We believe that our current leadership structure supports the board’s risk oversight role.

Independence

The board has determined, after considering all relevant facts and circumstances, including issues that may arise as a result of any director compensation (whether direct or indirect) or any charitable contribution we may make to organizations with which a director is affiliated, that each of our current directors other than Mr. Bisaro, our current President and Chief Executive Officer, are independent under the independence standards contained in the listing requirements of The NASDAQ Stock Market LLC, referred to as “NASDAQ.”

Meetings of the Board and Committees

In 2017, there were 16 board meetings. The board had four standing committees in 2017: the audit committee, the compensation committee, the nominating committee and the compliance committee. Our audit committee held six meetings, our compensation committee held seven meetings, our nominating committee held five meetings and our compliance committee held four meetings in 2017. During 2017, each of our current directors attended at least 88% of the aggregate of (i) all of the meetings of the board and (ii) all of the meetings of all committees of the board on which such director served.  The board regularly holds executive sessions of the independent directors without members of management present.

Committees of the Board

The board currently has four standing committees: audit committee, compensation committee, nominating committee and compliance committee. The board maintains charters for each of the standing committees and such charters are posted on our website (www.impaxlabs.com) and accessible via the “Investor Relations” page.

Audit Committee. The audit committee currently consists of Peter R. Terreri, as chairman, Robert L. Burr and Janet S. Vergis. During fiscal year 2017 and prior to his death in November 2017, Richard A. Bierly also served as a member of the audit committee. The board has determined that each member of the audit committee is independent, as defined in the applicable NASDAQ and SEC rules and regulations. In addition, the board has determined that Mr. Terreri qualifies as an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated by the SEC. The principal purpose of the audit committee is to oversee our accounting and financial reporting processes and the audit of our financial statements. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the firm selected to be engaged as our independent registered public accounting firm, and pre-approves the engagement of the independent registered public accounting firm for all non-audit activities permitted under the Sarbanes-Oxley Act of 2002. In addition, the audit committee establishes procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Compensation Committee. The compensation committee currently consists of Leslie Z. Benet, Ph.D., as chairman, Peter R. Terreri and Janet S. Vergis. Mr. Bierly also served as a member of the compensation committee prior to his death in November 2017. The board has determined that each member of the compensation committee is independent, as defined in the applicable rules and regulations of NASDAQ and the SEC. The principal duties of the compensation committee are to formulate, evaluate and recommend the compensation of our executive officers and directors to the board and the oversight of all compensation programs involving the issuance of our stock and other equity securities. Our Chief Executive Officer makes recommendations concerning the amount and form of executive compensation, other than his own compensation, to the compensation committee. The compensation committee also has authority to retain, obtain advice from and fund compensation consultants, independent legal counsel and other advisers and is generally responsible for considering the independence of such advisers prior to selecting or receiving advice from them. The compensation committee has retained Radford, a division of the Aon Hewitt Company (which is a subsidiary of Aon Corporation), referred to as “Radford”, as its outside compensation consultant. See “Item 11. Executive Compensation – Role of Compensation Consultant” below for a discussion of services provided to us by Radford and its affiliates and our compensation committee’s determination regarding Radford’s independence.

Risk Assessment in Compensation Policies and Practices for Employees

The compensation committee reviewed the elements of our compensation policies and practices for all employees, including executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our company. The compensation committee concluded that the following features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and longer-term incentives in the form of cash and equity compensation;

•	base salaries are consistent with employees’ duties and responsibilities;

•	corporate performance goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	cash incentive awards are capped by the compensation committee;

•	cash incentive awards are tied mostly to corporate performance goals, rather than individual performance goals; and

•	vesting periods for equity awards encourage executives to focus on sustained stock price appreciation.

The compensation committee believes that, for all employees, including executive officers, our compensation programs do not lead to excessive risk-taking and instead encourage behavior that supports sustainable value creation. We believe that risks that may arise from our compensation policies and practices for our employees, including executive officers, are not reasonably likely to have a material adverse effect on our company.

Nominating Committee. The nominating committee currently consists of Allen Chao, Ph.D., as chairman, J. Kevin Buchi, Robert L. Burr and Mary K. Pendergast, J.D, with Mr. Buchi appointed on the committee effective December 6, 2017. During fiscal year 2017 and prior to December 6, 2017, Janet S. Vergis also served as a member of the nominating committee. The board has determined that each member of the nominating committee is independent, as defined in the applicable NASDAQ and SEC rules and regulations. The principal purposes of the nominating committee are to develop and recommend to the board certain corporate governance policies, establish criteria for selecting new directors and identify, screen, recommend and recruit new directors. The nominating committee is also responsible for recommending directors for committee membership to the board.

Compliance Committee. The compliance committee currently consists of Mary K. Pendergast, J.D., as chairwoman, Leslie Z. Benet, Ph.D. and Allen Chao, Ph.D. The same individuals served on the committee during fiscal year 2017. The board has determined that each member of the compliance committee is independent, as defined in the applicable NASDAQ and SEC rules and regulations. The principle purpose of the compliance committee is to provide oversight of our Corporate Compliance program, as well as regulated activities related to manufacturing and sales and marketing.

The information regarding the audit committee, compensation committee, nominating committee and compliance committee on our Web site listed above is not, and should not be, considered part of this Amendment and is not incorporated by reference in this document. The Web site is, and is intended only to be, an inactive textual reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and holders of more than 10% of our stock are required by SEC regulations to provide us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and any written representations that no other reports were required during 2017, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of our stock were complied with during 2017.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

The following discussion provides an analysis of our compensation program for the executive officers named in the Summary Compensation Table below and discusses the material factors involved in our decisions regarding the compensation of the following named executive officers:

•	Paul M. Bisaro, who has served as our President and Chief Executive Officer beginning March 27, 2017;

•	Bryan M. Reasons, Senior Vice President, Finance and Chief Financial Officer;

•	Douglas S. Boothe, President of Impax Generics, our generics division;

•	Michael J. Nestor, President of Impax Specialty Pharma, our branded-products division;

•	Mark A. Schlossberg, Senior Vice President, General Counsel and Corporate Secretary; and

•	J. Kevin Buchi, who served as our Interim President and Chief Executive Officer beginning from December 19, 2016 to March 27, 2017.

Mr. Buchi was appointed as our Interim President and Chief Executive Officer effective December 19, 2016, following our prior Chief Executive Officer’s separation from the Company and served in that role through March 27, 2017. Mr. Buchi continued as a member of our board after the termination of his service as our Interim President and Chief Executive Officer. On March 27, 2017, Mr. Bisaro was appointed our President and Chief Executive Officer and as a member of our board.

The following discussion cross-references those specific tabular and narrative disclosures that appear following this subsection where appropriate. You should read this Compensation Discussion and Analysis ("CD&A") in conjunction with such tabular and narrative disclosures.

2017	Performance Summary

Our overall compensation goal is to reward our executive officers in a manner that supports our pay-for-performance philosophy while maintaining an overall level of compensation that we believe is reasonable and competitive. Although we experienced a slight decline in our total revenues for fiscal year 2017 compared to the prior year, we succeeded in executing on several strategic and operational objectives, including announcing our proposed pending business combination with Amneal Pharmaceuticals LLC (“Amneal”) in October 2017 pursuant to the terms of the Business Combination Agreement dated as of October 17, 2017 by and among the Company, Atlas Holdings, Inc., K2 Merger Sub Corporation and Amneal Pharmaceuticals LLC, as amended on November 21, 2017 and December 16, 2017 (the “BCA”)1. We currently expect the combined company to have one of the industry’s leading high-value product pipelines with broad research & development capabilities across dosage forms. The closing of the transaction is currently expected to occur during the second quarter of 2018, subject to receipt of regulatory approvals and satisfaction of other closing conditions. During fiscal year 2017, we also completed a number of previously announced cost improvement and consolidation initiatives, approximately one year ahead of our proposed target completion date. We successfully closed our Middlesex packaging site and entered into a sales agreement with a third party for the sale of our Taiwan subsidiary, including the manufacturing facility. The sale of our Taiwan subsidiary subsequently closed during the first quarter of 2018.

We made significant progress in our product development and approval process during 2017 in both divisions of our company. In our Generics Division, we launched nine new products, received approval of seven new Abbreviated New Drug Applications, or ANDAs, and filed five ANDAs with the FDA during 2017. In our Specialty Pharma Division, we received a positive Phase IIB study for IPX203, our follow on pipeline product to Rytary®.

During fiscal year 2017, we attained total revenues of $775.8 million, a decrease of 6% compared to the prior year, and a net loss of $469 million, compared to a net loss of $472 million over the prior year. Please see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion our fiscal year 2017 financial performance.

_______

1.
This Compensation Discussion and Analysis, as well as the following compensation disclosure, are presented without regard to the terms of the proposed business combination with Amneal. For further information regarding the terms, conditions and interests of certain persons under the proposed business combination, see our proxy statement for the special meeting of stockholders held on March 27, 2018, which was filed on February 12, 2018. On March 27, 2018, the proposed business combination was approved by the Company’s stockholders.

Executive Team Changes

Mr. Buchi was appointed as our Interim President and Chief Executive Officer effective December 19, 2016 and served in that role until March 27, 2017 following the separation of our prior President and Chief Executive Officer. On March 27, 2017, Mr. Bisaro was appointed our President and Chief Executive Officer and as a member of our board.Upon Mr. Bisaro’s appointment as our President and Chief Executive Officer, Mr. Buchi terminated his role as our Interim President and Chief Executive Officer but remained as a member of our board.

On January 9, 2018, we announced that Mr. Nestor will separate from his position as President of our Impax Specialty Pharma Division, effective on the earlier to occur of the closing of the (i) Impax Merger Effective Time (as defined in the BCA) and (ii) such earlier date as determined by us in our sole discretion and communicated by written notice to Mr. Nestor.

Compensation Philosophy and Objectives

At its core, our executive compensation program recognizes that our success is dependent upon our ability to attract, motivate and retain the highly talented individuals we need to achieve our business results. The program reflects the following key principles:

•
To attract, motivate and retain the best talent we can obtain, our compensation should be competitive. We strongly believe that our future success rests with our people, including our executive officers. To be successful, we must be able to attract, motivate and retain quality executive officers. As compensation is a key tool to achieve this objective, one facet of our compensation program is to provide our named executive officers pay amounts and components that are competitive with those of other companies in our industry and with which we compete for talent.

•
Our compensation program should encourage and reward positive performance. Our executive compensation program is designed to promote and reward positive performance. In doing so, we consider both the overall performance of our business as well as the individual performance of each named executive officer. Positive performance on the part of our company and management will permit our named executive officers to be eligible to receive incentive compensation. On the other hand, when our business is facing financial or other challenges or an individual executive does not meet stated objectives, this incentive compensation may be appropriately reduced or eliminated.

•
We seek to align the interests of our named executive officers and stockholders. We believe that equity compensation is an excellent way to encourage our executive officers to act in the best interests of our stockholders. We provide our named executive officers with equity awards as part of their overall compensation to encourage equity ownership and to align their interests with those of our stockholders.

•
Compensation should encourage teamwork and executive cohesion. While individual performance is carefully reviewed and considered, we have also maintained a philosophy of generally similar compensation for officers who are at similar executive levels. We believe that following such a plan of pay equity fosters teamwork and cohesion and discourages internal comparison of compensation packages among executives.

•
Our compensation program should balance our short- and long-term financial and operational goals. We generally strive to achieve a balance between achievement of both short- and long-term goals through the use of both salary and annual cash incentives and equity-based incentives. Our management incentive program primarily rewards short-term performance by paying out base salary and annual cash incentive awards based on performance over a period of one year. Equity-based awards are generally designed to reward long-term financial performance.

We believe that the mix and design of the elements of our executive compensation discussed in this Amendment do not encourage management to assume excessive risks and are not reasonably likely to have a material adverse effect on our company. See “Item 10. Directors, Executive Officers and Corporate Governance - Risk Assessment in Compensation Policies and Practices for Employees” below.

Our Compensation Decision-Making Process

Role of Chief Executive Officer and Compensation Committee

In general, as to most items of compensation, our Chief Executive Officer annually evaluates the performance of each named executive officer, other than himself, and recommends to the compensation committee each component of compensation for all of the named executive officers other than himself. Compensation that is generally not covered by our Chief Executive Officer’s evaluation includes benefits and other compensation mandated or determined by reference to an existing employment or similar agreement or benefits and other programs generally available to all of our employees.

As to the compensation of our Chief Executive Officer, the compensation committee evaluates our Chief Executive Officer’s performance and discusses and determines the amount of and any changes to his compensation. The committee also evaluates our Chief Executive Officer’s proposals as to the compensation of our other named executive officers, modified them as necessary and approves such compensation.

Generally, as part of its process of setting and approving the executive annual compensation, the compensation committee reviews gains realized from prior compensation awarded or compensation to be received upon a future termination of employment or a change-in-control. Severance and change-in-control compensation is intended to maximize stockholder value and assure continuity of leadership by allowing executives to perform their duties without regard to any concerns that they may have regarding their continued employment or an acquisition of our company.

Role of Compensation Consultants

In 2017, as in recent years past, we retained the consulting services of Radford to assist in the evaluation of our compensation program for our named executive officers. Radford was engaged by, and reports directly to, the compensation committee, and the compensation committee has the general authority to retain and dismiss compensation consultants.

Management did not specifically recommend Radford. Radford regularly meets with the compensation committee and provides advice regarding the design and implementation of our executive compensation program as well as our director compensation program. In particular, upon the compensation committee’s request, Radford:

•	advises the compensation committee as to best practices and regulatory or legislative changes;

•	provides market data and performs benchmarking;

•	reviews and makes recommendations regarding executive and director compensation (including amounts and forms of compensation); and

•	assists in the preparation of our compensation-related disclosure included in this Amendment.

In providing services to the compensation committee, with the compensation committee’s knowledge, Radford may contact our management from to time to time to obtain data and other information about us and to work together in the development of proposals and alternatives for the compensation committee to review and consider. In fiscal 2017, we paid approximately $307,631 in fees to Radford for its services to the compensation committee and to the Company's management team as it relates to executive compensation.

In addition, in fiscal 2017, (i) Aon Hewitt Health & Benefits, an affiliate of Radford, provided services as an insurance broker for our medical insurance and employee benefits insurance, (ii) Aon Hewitt Executive Benefits, an affiliate of Radford, provided services as a third party administrator of our non-qualified deferred compensation plan and additional company-paid executive health and disability benefit plans, (iii) Aon Risk Services, an affiliate of Radford, provided services as an insurance broker for our products liability insurance, directors and officers liability insurance and other commercial business insurance; (iv) Aon Investment Consulting, an affiliate of Radford, provided consulting services related to our 401(k) Plan. In fiscal 2017, the Aon entities received an aggregate of approximately $498,480 in connection with their services described above.

The compensation committee regularly evaluates the nature and scope of the services provided by Radford. The compensation committee approved the fiscal 2017 executive and director compensation consulting services described above. Although the compensation committee was aware of the other services performed by Aon Hewitt Health & Benefits, Aon Hewitt Executive Benefits and Aon Risk Services, and considered any potential conflict with Radford’s independence, the compensation committee did not review such other services as those services were reviewed and approved by management in the ordinary course of business.

In order to ensure that Radford is independent, Radford is only engaged by, takes direction from, and reports to, the compensation committee and, accordingly, only the compensation committee has the right to terminate or replace Radford at any time. Further, Radford maintains certain internal controls within Aon Corporation, which include, among other things:

•
All Radford and Aon staff are required to review and complete courses covering the company’s Code of Conduct, which forbids Radford and Aon staff from trading in a client’s stock as well as obligations regarding the treatment of confidential client information;

•	Radford maintains a separate account management structure and database of contacts to protect the confidentiality of client lists and contacts;

•	Radford is not reliant on any one client for meeting performance expectations during the year, thereby minimizing any account concentration risk for an account manager, which could impair objectivity;

•	Radford’s survey data are maintained on a separate IT platform to protect and secure the confidential nature of client information and the relationships where Radford provide services; and

•	Radford’s staff is not directly compensated for any cross-selling of Aon product or services.

The compensation committee has considered the independence of Radford and other advisors in light of the NASDAQ and SEC rules and regulations and has determined that Radford and such other advisors have no conflict of interest.

Review of Executive Compensation

In 2017, the compensation committee, with the assistance of Radford, conducted a comprehensive review of our executive compensation to ensure that we are paying our executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to our operations and provide incentives to achieve our business objectives.  Our compensation committee, with the assistance of Radford, has adopted a compensation philosophy that examines executive compensation at the 50th percentile of the target market, represented by proxy data and the Radford Global Life Sciences

Survey data, for salary, cash incentive awards and equity awards, which was largely consistent with the Company’s approved compensation philosophy in 2016.

Evaluating Executive Compensation

In 2016, with the assistance of Radford, the compensation committee established the following peer group of companies for the purpose of determining 2017 compensation for our named executive officers. Comparative compensation data from the following peer group was one of the principal reference points considered by the compensation committee in making decisions around target bonus payouts, merit increases, and executive equity grants in 2017:

•	Acorda Therapeutics, Inc.;	•	Endo International plc;	•	Medivation, Inc.;

•	Akorn, Inc.;	•	Horizon Pharma Limited;	•	Myriad Genetics, Inc.;

•	Alkermes plc;	•	Incyte Corporation;	•	Nektar Therapeutics;

•	BioMarin Pharmaceuticals, Inc.;	•	Ionis Pharmaceuticals;	•	Seattle Genetics, Inc.;

•	Cepheid;	•	Jazz Pharmaceuticals plc;	•	The Medicines Company; and

•	Emergent Biosolutions Inc.;	•	Mallinckrodt plc;	•	United Therapeutics Corporation.

In selecting a peer group, the compensation committee identified U.S. based publicly traded companies in the biopharmaceutical industry that, in its view, (i) had a comparable financial performance as measured by trailing twelve months in revenue (generally targeting a range of $330 million to $3.0 billion at the time the peer group was approved by the compensation committee), (ii) compared to our company based on size, as measured by market capitalization (generally targeting a range of $750 million to $6.7 billion) and number of employees (a range of 430 to 3,900 employees, which is one-third to three times the number of employees at our company); (iii) had similar stage of development of commercial products and (iv) giving preference to East Coast and West Coast headquartered companies, given our operations in Hayward, California and New Jersey and Pennsylvania.

The compensation committee reviews the composition of the peer group annually to ensure that companies comprising the peer group are relevant for comparative purposes. In 2016, in approving the peer group to be used in making compensation decisions for 2017, the compensation committee approved the addition of Horizon Pharma Ltd. to the peer group to be used in making compensation decisions for 2017. As compared to our peer group, as of August 2016, our company was at the 66th percentile based on trailing twelve months revenue, the 15th percentile based on market capitalization, and the 59th percentile based on number of employees.

Radford provided us with information regarding compensation practices, including both cash and equity compensation, of companies comprising our peer group and published survey data using the 2016 Radford Global Life Sciences Survey.  We believe that such information constituted appropriate guidelines for our compensation committee to compare proposed pay levels for our named executive officers with those of other companies in the life sciences industry. The purpose of using this data was to assist the decision makers in assessing whether the proposed executive compensation was competitive. The decision makers considered these data only as a guidepost to their evaluation of proposed compensation amounts, and there was no mandate that any actual compensation paid must fall within any set range. Our compensation committee believes that using the Radford data in this manner is useful in establishing an appropriate and competitive compensation structure. Each year, our compensation committee will review this process and in future years may determine to measure executive compensation by reference to data of companies in a different percentile range if our performance criteria or results, as viewed by reference to our yearly budget and incentive plan targets, change significantly, or they may choose to implement a different process altogether.

The Role of Stockholder Say-on-Pay Votes

In May 2017, we provided stockholders an advisory vote to approve the compensation of our named executive officers (the “say-on-pay” proposal).  At our 2017 annual meeting, our stockholders approved the compensation of our named executive officers, with over 95% of the votes cast in favor of the “say-on-pay” proposal.  In evaluating our executive compensation program, the compensation committee considered the results of the “say-on-pay” proposal. In light of the approval by a substantial majority of stockholders of our 2017 “say-on-pay” proposal as well as consideration of numerous other factors as discussed in this CD&A, the compensation committee did not implement significant changes to our executive compensation program in 2017. The compensation committee will continue to monitor and assess our executive compensation program and consider the outcome of our say-on-pay votes when making future compensation decisions for our named executive officers.

Components of Our Executive Compensation Program

Overview of Elements of Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	base salary;

•	cash incentive awards under our Short-Term Incentive Plan;

•	options and other equity-based awards under our Long-Term Incentive Plan;

•	non-qualified deferred compensation plan contributions;

•	401(k) retirement plan contributions;

•	post-employment and change-in-control benefits, including severance protection; and

•	other benefits and perquisites.

Base Salary

Base salary is paid to our named executive officers to provide them with a degree of financial certainty and a source of fixed compensation to meet their day-to-day living and other needs. We believe that our base salaries should be set competitively with other companies in our peer group and in the life sciences industry group in general so that they may serve to attract and retain talented executives.

We generally set an initial base salary range for a particular executive level (for example, all officers with the title of Senior Vice President or President of a division) and then apply that range to all executives at that level. In establishing these base salary ranges, we consider:

•	the experience, education and skills required and value of the position to us and our operations;

•	the particular needs of our company for an executive at the level being considered;

•	our desire to promote a cohesive management team among executives of that level by establishing internal pay equity; and

•
salaries for executives in similar positions in other companies in our peer group, as reflected in the Radford compensation survey data, applying the procedure described above in “— Our Compensation Decision-Making Process.”

Once the base salary range is established for a particular executive level, we then determine the amount of salary that a specific executive officer will receive. For new hires or promotions to a particular executive level, we consider:

•	the individual experience, education and skills of the particular executive;

•	with respect to new hires, the compensation such executive earned in his/her prior place of employment;

•	for promotion candidates, the executive’s prior performance and length of service with us and the salaries of any other executives at that level; and

•	other special circumstances applicable to the particular executive.

We believe that generally the 2017 base salary levels we set for our named executive officers represented competitive compensation for an executive who:

•	is fully experienced and educated as required by the position;

•	is a strong performer and strong leader who makes solid contributions; and

•	possesses a full skill set for his position and applies those skills successfully.

Our compensation committee determines salary adjustments for our Chief Executive Officer. Base salary adjustments for our other named executive officers are evaluated and proposed by our Chief Executive Officer, whose proposals are reviewed, modified as necessary and approved by the compensation committee.

In an effort to maintain pay equity, our Chief Executive Officer generally recommended, and our compensation committee approved, 2017 base salary increases for other named executive officers consistently among executives serving in similar capacities and with similar levels of responsibility and our compensation committee maintained that consistency when determining our Chief Executive Officer’s base salary increase. In February 2017, Mr. Reasons’ base salary was set at $515,542; Mr. Boothe’s base salary was set at $556,200; Mr. Nestor’s base salary was set at $569,201; and Mr. Schlossberg’s base salary was set at $533,911, in each case representing a 3% increase to each individual’s 2016 base salary, which was consistent with our approach to pay salaries in reference of the 50th percentile of the Radford compensation survey data. Mr. Bisaro joined the Company effective March 27, 2017 and his base salary was set at $850,000.

Pursuant to the terms of the Letter Agreement entered into between Mr. Buchi and the Company in connection with his appointment as our Interim President and Chief Executive Officer upon our prior Chief Executive Officer’s separation from our company, Mr. Buchi received as compensation $10,000 per week of service.

The amount of a named executive officer’s base salary may also serve as a reference point for determining the amount of his or her other compensation elements. For example, in 2017, the range of the potential annual cash incentive awards for each executive was derived from a percentage of the executive’s base salary.

Short-Term Incentive Plan – Cash Incentive Awards

We provide our named executive officers with cash incentive awards based on the achievement of annual corporate and individual goals under our Short-Term Incentive Plan. We generally believe that a meaningful amount of executive compensation should be variable and contingent on individual and corporate performance. Establishing executive compensation that is rewarded upon the achievement of these performance-based criteria, discussed in more detail below, supports our goal of providing incentives to our executives who dedicate their full efforts toward achieving our performance objectives, which in turn makes our business successful and contributes to increases in stockholder value in the short-term.

Annual cash incentive awards are generally calculated as a percentage of base salary based upon corporate and individual performance goals that must be achieved to earn the award. For 2017, the corporate goals constituted corporate financial performance metrics, as described below. The establishment of individual and corporate goals in 2017 was tied to and consistent with our compensation philosophy, as described above. In an effort to maintain pay parity, executives at the same job level and with similar degrees of responsibility will generally be eligible to receive annual cash incentive awards calculated at the same percentage of base salary.

Under our Short-Term Incentive Plan in 2017, the achievement of the corporate goals based on operating cash flow and Adjusted EBITDA (in each case as detailed below) determined the available amount of funds available for cash incentive awards to be used across the organization, including awards granted to our named executive officers. The corporate goals are defined as a range of 80% to 120% of the target goal. No bonuses are awarded if the corporate performance falls short of the minimum performance range, or if otherwise determined at the discretion of our compensation committee of our board of directors.

For 2017, our corporate goals were comprised of the following: (i) an operating cash flow target of $100 million (weighted 25%) and (ii) an internal Adjusted EBITDA target of $200 million (weighted 75%). Operating cash flow is a GAAP measure and refers to the amount of cash generated from the Company’s revenues, excluding cash flow from investing and financing activities. Adjusted EBITDA refers to our earnings before interest, taxes, depreciation, amortization and share-based compensation expense, adjusted for certain expenses. Refer to Appendix A to this Amendment for a reconciliation of Adjusted EBITDA to its comparable GAAP measure. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, financial results prepared in accordance with GAAP.

Our 2017 corporate goals were recommended by our senior management and set by the compensation committee based on their assessment of current and anticipated market and other conditions affecting our business and the goals. In the view of the compensation committee, payout on these performance goals in 2017 required substantial achievement by each named executive officer. For our named executive officers other than our President and Chief Executive Officer, achievement of our corporate goals constituted 80% of their target cash incentive compensation and individual goals comprised 20% of their target cash incentive compensation for 2017 performance. For our President and Chief Executive Officer, achievement of our corporate goals constituted 100% of his target cash incentive compensation.

For 2017, we achieved operating cash flow of $84.2 million, representing 84% attainment of our internal operating cash flow target (weighted 25%) and $165.6 million in Adjusted EBITDA, representing 83% attainment of our internal EBITDA-based target (weighted 75%), representing a total weighted corporate financial performance achievement of 83.2%.

During 2017, our Chief Executive Officer worked with the other named executive officers to develop individual performance goals based on the corporate goals; all performance goals were disclosed to and discussed between our Chief Executive Officer and each of the named executive officers during the year.  Individual goals were customized for the applicable executive and reflected the responsibilities and duties that we believe the executive should fulfill in connection with his or her particular position to further each of the corporate goals.

Each individual goal required above average achievement from each such named executive officer. Each set of performance goals counts for a portion of the total potential bonus that may be received.  Payouts of the individual portion of a named executive officer’s cash incentive award are determined in part by the compensation committee’s or our Chief Executive Officer’s determination (in case of executive officers other than our Chief Executive Officer) as to whether the applicable individual performance goals were achieved in whole or in part based on our Chief Executive Officer’s recommendation (other than with respect to himself).

The material individual performance goals used to determine cash incentive compensation for 2017 performance for the named executive officers (other than our Chief Executive Officer) who participated in the Short-Term Incentive Plan are set forth below. Other than the individual goals described below, no other individual goal was material to the potential cash incentive award that could have been paid to such named executive officer for 2017 performance.

Executive Officer		General Description of Performance Goals

Bryan M. Reasons	•	Consolidate and restructure back office commercial operations for both divisions;
	•	Successfully implement financial planning and analysis consolidation system;
	•	Reduce costs by specified amount and successfully sell or close Taiwan facility; and
	•	Reduce year over year adjusted tax rate by specified percentage through implementation of tax planning strategies.

Douglas S. Boothe	•	Deliver on financial goals regarding products in Generic Division;
	•	Expand product portfolio through business development or M&A deals;
	•	Successfully launch specified number of new products; and
	•	Identify options to expand share for certain specific generic products.

Michael J. Nestor	•	Ensure sales and marketing promotional compliance and timely submissions of regulatory and promotional materials;
	•	Complete enrollment for IPX203 Phase IIB program;
	•	Exceed specified targets for sales of Rytary®, Zomig® and other branded products and reduce expenses by specified amounts; and
	•	Support product in-license or company M&A business development activities.

Mark A. Schlossberg	•	Provide best in class corporate governance practices to board and management, including on-boarding and departures of executives and directors;
	•	Provide support and enhance compliance in key areas like healthcare, sales and marketing, SEC, corporate contracts and employee matters;
	•	Assist in key consolidation and improvement plan projects, including sale or closure of Taiwan facility;
	•	Effectively negotiate, document and complete Brand and Generic licensing and M&A transactions and related financings; and
	•	Protect the Company’s IP and obtain positive decisions or settlements in the Company’s ANDA litigation and handle the Company’s other lawsuits and investigations in line with corporate objectives.

The compensation committee evaluates and establishes targets consisting of percentages of base salaries for our executive officers’ cash incentive compensation as part of the yearly compensation process or in connection with new hires. The compensation committee generally sets such ranges of percentages of base salaries based on the same factors that it reviews to set base salary ranges for our named executive officers. See “- Base Salary.”

With the exception of Mr. Buchi, our Interim President and Chief Executive Officer until March 27, 2017 and Mr. Bisaro, our President and Chief Executive Officer beginning from March 27, 2017, each of our current named executive officer’s 2017 annual cash incentive award was targeted at 60% of such named executive officer’s 2017 base salary, with the maximum amount of such annual cash incentive award capped at 90% of such officer’s 2017 base salary. Pursuant to the Letter Agreement, Mr. Buchi was not eligible to receive any cash incentive awards during his tenure as our Interim President and Chief Executive Officer. Mr. Bisaro’s annual cash incentive award was targeted at 100% of his 2017 base salary, with the maximum amount of such annual cash incentive award capped at 150% of his 2017 base salary.

The range of percentage targets for annual cash incentive awards and actual bonuses paid in 2018 for 2017 performance (presented both as a cash payment and as a percentage of 2017 base salary established in February 2017) for each named executive officer, are presented in the following table:

Name	Annual Cash Incentive Award Target (%)	Maximum Target for Annual Cash Incentive Award (%)	Actual Achievement of Individual Goals (%)	Actual Award ($)	Actual Award as Percentage of Salary (%)	Actual Award as Percentage of Target Incentive Award (%)
Paul M. Bisaro (1)	100	150	-	624,358	96	96
Bryan M. Reasons	60	90	125	283,119	55	92
Douglas S. Boothe	60	90	83	277,522	50	83
Michael J. Nestor	60	90	83	284,008	50	83
Mark A. Schlossberg	60	90	95	273,986	51	86

(1)
Mr. Bisaro was appointed as our President and Chief Executive Officer effective March 27, 2017. The cash incentive award he received for 2017 performance was prorated based on his employment period during 2017. The actual award as a percentage of salary reflected in the above table reflects the percentage based off Mr. Bisaro’s prorated target. Achievement of our corporate goals constituted 100% of Mr. Bisaro’s target cash incentive compensation, however, our compensation committee awarded him a cash incentive award greater than the target amount based on our corporate performance due to his significant contributions in enabling us to achieve our cost improvement and consolidation initiatives significantly ahead of schedule and the Company’s entry into the BCA related to the proposed business combination with Amneal.

Once set, the compensation committee has the discretion to pay at, above or below the percentage targets set forth in the column “Annual Cash Incentive Award Target” in the table above depending on our overall financial and operational performance and the executive officers’ individual performance. The percentage targets in the column “Maximum Target for Annual Cash Incentive Award” represent maximum percentages of executives’ respective 2017 base salaries that we can award for superior performance. The actual cash incentive awards granted by the compensation committee for 2017 performance of our named executive officers were below the target annual award percentages for our named executive officers described above.

Long-Term Incentive Plan – Equity Awards

We maintain our 2002 Plan in accordance with our Long-Term Incentive Plan for the purpose of granting stock options and other equity-based awards, such as restricted stock awards, to our employees, including our named executive officers. Option awards produce value to our named executive officers only if the price of our stock appreciates, and then only to the extent of the excess of our stock price over the exercise price of the option. Our stock options are granted with an exercise price equal to the fair market value on the date of grant as required to avoid negative tax consequences and to avoid providing any immediate benefit to the named executive officer upon grant.

Option and restricted stock awards link the interests of our executives to our stockholders. Because they generally vest incrementally over time, equity awards create an incentive for named executive officers to continue their employment with us for extended periods after the initial grant.

We have established procedures for granting equity awards to all of our eligible employees, including our named executive officers. Each year we establish a stock option or restricted stock award amount, referred to as the “equity compensation award,” for each level of responsibility within our organization. In arriving at the option or restricted stock component of the equity compensation award for our named executive officers, we use a number of factors, including the grant date fair value of the award and the percentage of total shares outstanding that each award would represent.

The board or compensation committee, however, retains discretion, in appropriate circumstances, to adjust the number of shares or value of equity compensation awards for both the new hire and/or promotion and the annual grants to our executive officers. The board or compensation committee might, for example, increase the number of shares underlying options above the specified amount if needed to recruit an executive who would, upon leaving his or her current position with another employer, be required to forfeit a substantial unvested option or restricted stock award held at a prior employer. We have not, and in the future do not intend to, time the award of any stock options to coincide with the release of favorable or unfavorable information about us.

Our equity awards to named executive officers are issued as long-term compensation under our Long-Term Incentive Plan that generally vest over a period of four years, subject to continued service. This is consistent with our philosophy of linking the financial interests of our named executive officers to those of our stockholders. The long-term compensation balances the short-term compensation paid in the form of base salary and annual incentive awards.

For all of our equity awards, we establish the amount to be awarded to each of our named executive officers based upon the level of each position, with the award size determined solely on the targeted value of the long term incentive award. As part of our goal of maintaining pay parity wherever possible, we tend to grant the same or similar amounts of equity awards to executives with similar titles and levels of responsibility.

Our compensation committee typically approves annual grants of options and restricted stock awards to our named executive officers, comprised of approximately an equal percentage of restricted stock awards and options, using a Black Scholes option pricing model and with reference to the grant date fair value of awards made to executives in similar positions at our peer group of companies at approximately the 50th percentile.

Given the anticipated closing of our proposed business combination with Amneal during the second quarter of 2018, the compensation committee determined in March 2018 that the annual equity awards granted to our named executive officers for 2017 performance would be suspended until after the closing of the proposed transaction and none of our named executive officers received equity awards for 2017 performance.

401(k) Plan and Non-Qualified Deferred Compensation Plan Contributions

Retirement plans, in general, are designed to provide executives with financial security after their employment has terminated and, through the incremental vesting of our matching contributions to such plans over time, provide a retentive element to the overall pay package. Our named executive officers are eligible to participate in the Impax 401(k) Profit Sharing Plan, which allows them to contribute a portion of their base salary and bonus to support their financial needs upon retirement. Under our 401(k) plan, we may contribute to each participant’s account an amount equal to 100% of the amount contributed by the named executive officer, with our contribution not to exceed 5% of the participant’s annual total compensation. Our matching contributions to the 401(k) plan vest depending on the number of years the named executive officer has worked at our company, with all matching contributions vesting after the third year of service. Amounts contributed to the 401(k) plan are invested in one or more investment fund options.

Our named executive officers also are eligible to participate in the Impax Laboratories, Inc. Amended and Restated Executive Non-Qualified Deferred Compensation Plan, amended effective January 1, 2009. See “— Non-Qualified Deferred Compensation During Year Ended December 31, 2017” and “— Narrative Disclosure to Non-Qualified Deferred Compensation Table.” Each participant can defer up to 75% of the participant’s base salary and up to 100% of the amount of the participant’s bonus or cash incentive awards. We make a matching contribution for each participant equal to 50% of the participant’s contribution up to 10% of base salary and bonus and cash incentive awards per year. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations.

These benefits are offered to provide financial security for our executives, and are consistent with our goal of attracting and retaining our executives. We also believe these contributions represent standard benefits that executive-level employees of public companies commonly receive. For these reasons, we do not take these matching contributions into consideration when setting other aspects of compensation for our executive officers.

Other Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans.  These benefits are provided to our named executive officers on the same general terms as they are provided to all of our full-time employees, with the exception of certain additional supplemental long-term disability insurance, which covers participating executives, including our named executive officers, in addition to any related gross-up of taxes to make the named executive officers whole. In addition, we have agreed under certain circumstances to pay directly or reimburse our named executive officers for certain travel and/or relocation expenses incurred, in addition to pay any related tax gross-up, in connection with commuting and/or a relocation made at the request of our company. We believe that providing these benefits is a relatively inexpensive way to enhance the competitiveness of the executives’ compensation packages.

Agreements with Executive Officers

Other than with Mr. Buchi, our Interim President and Chief Executive Officer during 2016 until March 27, 2017, we are party to employment agreements with all of our named executive officers covered in this CD&A and a separation agreement with Mr. Nestor, which are described in more detail below under “-Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables - Agreements with Our Named Executive Officers” and “- Potential Payments upon Termination or Change in Control - Employment Agreements with Our Named Executive Officers.”

In addition, we are party to the Letter Agreement with Mr. Buchi, which governed the terms of his service as our Interim President and Chief Executive Officer. Mr. Buchi served in the role of our Interim President and Chief Executive Officer from December 19, 2016 until March 27, 2017. By the terms of the Letter Agreement, Mr. Buchi was not entitled to receive any of the post-employment or change-in-control benefits as outlined below upon his termination as our Interim President and Chief Executive Officer, though he was entitled to accelerated vesting of outstanding equity awards in connection with certain changes in control of our company.

Post-Employment and Change-in-Control Benefits

Severance payments provided by us include a cash payment that is generally based upon the salary and annual incentive payment history of the named executive officer at issue. Severance benefits may also include the accelerated vesting of our matching contributions under the non-qualified deferred compensation plan, the accelerated vesting of stock options and restricted stock awards, and the extension of the exercisability of an award.

Generally speaking, we provide severance to our executives to give them financial security in the event they suffer an involuntary termination other than for cause or resign for good reason. We believe that the risk or possibility of an involuntary termination creates uncertainty for named executive officers regarding their continued employment with us. These scenarios may include, among other things, a termination of employment or a change in an executive’s job location, position or duties, whether on an individual basis or due to an overall reduction in or change to our workforce, or a change in other members of senior management resulting from a change in control event. As a result, our severance benefits are linked to our compensation philosophy of encouraging the long-term retention of our executives.

The employment agreements with our named executive officers also provide for severance benefits pursuant to a “double trigger” in the event of a change of control of our company; that is, the executive is entitled to the severance benefits if we terminate the executive involuntarily or the executive resigns for good reason following a change of control of our company. We believe a “double trigger” maximizes stockholder value by preventing an unintended windfall to executives in the event of a friendly change of control, while still providing our executives with appropriate incentives to cooperate in negotiating any change of control and a certain measure of job security and protection against termination without cause or loss of employment through no fault of their own. See “— Potential Payments upon Termination or Change in Control — Employment Agreements with Our Named Executive Officers” for a summary of the termination provisions in the employment agreements with our named executive officers.

 Tax and Accounting Treatment of Compensation

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, referred to as the “Code”, generally limits our federal income tax deduction for compensation in excess of $1 million paid to certain “covered employees” of a publicly held corporation. For taxable years ending December 31, 2017 and earlier, “covered employees” generally referred to the company’s chief executive officer and its next three most highly compensated executive officers (other than the chief financial officer) in the year that the compensation is paid. This limitation does not apply to compensation that is considered “qualified performance-based compensation” under the rules of Section 162(m). Amounts we paid as base salary and cash incentive compensation in respect of 2017 do not qualify for the “performance-based compensation” exception.

The exemption from Section 162(m)’s deduction limitation for “qualified performance-based compensation” has been repealed by recent legislation, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017 (the scope of which is uncertain under the legislation). In addition, beginning with taxable years beginning after December 31, 2017, “covered employees” generally was expanded to include the Company’s chief financial officer; also, each individual who is a covered employee for any taxable year beginning after December 31, 2016 will remain a covered employee for all future years. The Committee continues to evaluate the changes to Section 162(m) and their significance to our compensation programs, but its primary focus in its compensation decisions will remain on most productively furthering our business objectives and not on whether compensation is deductible.

Section 280G

Under Sections 280G and 4999 of the Code, the Company is disallowed a tax deduction with respect to “excess parachute payments” to certain executives in the event of a change of control and a 20% excise tax is imposed upon the individuals who receive “excess parachute payments” upon a change in control. An excess parachute payment is deemed to be received to the extent that such a change-in-control payment exceeds an amount approximating three times the employee’s average annual compensation, determined using the employee’s average compensation over the five years preceding the year the change in control occurs. In approving the compensation arrangements for our named executive officers, our compensation committee considers all elements of the cost to our company of providing such compensation, including the potential impact of Section 280G of the Code. However, our compensation committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Section 409A

Section 409A of the Code may impose additional taxes on our service providers (including our directors, officers and employees) with respect to various non-qualified deferred compensation arrangements we maintain, including:

•employment and severance agreements between us and our officers;

•our non-qualified deferred compensation plan; and

•other compensation arrangements we enter into with our directors, officers and employees.

Section 409A of the Code generally does not apply to incentive stock options and non-qualified stock options that are granted with an exercise price not less than fair market value if there is no deferral of income recognition beyond exercise. Section 409A of the Code also generally does not apply to our restricted stock awards. In the event that a deferred compensation arrangement fails to comply with Section 409A of the Code in form or operation, a service provider may become subject to:

•
the imposition of U.S. federal income tax, and potentially state and local income tax, on all amounts deferred in the tax year in which the amounts are deferred (or, if later, in the tax year when the receipt of the benefits is no longer subject to a substantial risk of forfeiture);

•	a penalty tax of 20% of the includable amount (in addition to the regular income tax at ordinary income rates); and

•
interest at the underpayment rate plus 1 percent from the time the amount was first deferred (or, if later, the tax year when the benefits are no longer subject to a substantial risk of forfeiture) until the time the amount is included in income.

Our compensation committee takes into consideration Section 409A of the Code when making awards of compensation and, generally, structures compensation to be exempt from Section 409A of the Code.  Compensation that cannot be structured to be exempt from Section 409A of the Code is generally structured to comply with Section 409A of the Code.  We have not provided any executives or other employees with any gross-up in connection with Section 409A of the Code.

Financial Accounting Standards Board Accounting Standards Codification Topic 718

Accounting rules and pronouncements govern how we value option and restricted stock awards that we make and when those awards are to be recognized as compensation expense on our consolidated financial statements. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, referred to as "ASC Topic 718," we calculate the full grant date fair value of awards using a variety of assumptions. This calculation is performed for accounting purposes, as an executive officer might never realize any value from the award. This may happen, for example, when the value of a share of stock on which the executive holds an option falls below the exercise price of the option and remains below the exercise price, rendering the option worthless to the executive. ASC Topic 718 also requires that companies recognize the compensation cost of a stock option or stock bonus award proportionately over the period that an employee is required to render service in exchange for a share-based payment.

Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

Paul M. Bisaro(4)	2017	621,154		—		—		5,287,000		624,358	—	6,532,512
President and Chief Executive Officer

Bryan M. Reasons	2017	512,712		—		217,593		251,151		283,119	49,459	1,314,034
Senior Vice President, Finance and	2016	496,620		—		868,780		826,545		—	56,579	2,248,524
Chief Financial Officer	2015	482,885		32,643		814,000		804,175		337,311	544,346	3,015,360
(principal financial officer)

Douglas S. Boothe	2017	553,147		—		217,593		251,151		277,522	52,295	1,351,708
President, Impax Generics division	2016	207,692		250,000		1,528,692		503,485		—	9,512	2,499,381

Michael J. Nestor	2017	566,076		—		217,593		251,151		284,008	24,648	1,343,476
President,	2016	548,908		—		727,016		691,693		—	32,941	2,000,558
Impax Specialty Pharma division	2015	535,828		36,484		814,000		804,175		357,326	30,977	2,578,790

Mark A. Schlossberg	2017	530,980		—		217,593		251,151		273,986	50,491	1,324,201
Senior Vice President, General	2016	515,045		—		727,016		691,693		—	57,726	1,991,480
Counsel and Corporate Secretary	2015	503,340		34,272		814,000		804,175		340,197	54,730	2,550,714

J. Kevin Buchi(5)	2017	186,030	(6)	20,000	(7)	53,808	(8)	60,593	(8)	—	—	320,431
Former Interim President and Chief Executive Officer	2016	4,583		—		115,889		114,083		—	—	234,555
__________

(1)
Represents the aggregate grant date fair value of stock or option awards, as applicable, computed in accordance with ASC Topic 718, based on assumptions set forth in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2018 and without giving effect to the estimate of forfeitures related to service-based vesting conditions.

(2)
For 2017, represents annual cash incentive awards for 2017 performance under our Short-Term Incentive Plan, a portion of which were paid in December 2017 and the balance paid in March 2018. The amount of the awards that were paid in December 2017 are as follows: Mr. Bisaro - $431,749; Mr. Reasons - $206,474; Mr. Boothe - $222,758; Mr. Nestor - $227,965; Mr. Schlossberg - $213,831.

(3)	“All Other Compensation” column for the year ended December 31, 2017 includes the following compensation items:

Name	Matching Contributions Under Non-Qualified Deferred Compensation Plan ($)	Matching Contributions Under 401(k) Plan ($)	Total ($)
Paul M. Bisaro	—	—	—
Bryan M. Reasons	35,959	13,500	49,459
Douglas S. Boothe	38,795	13,500	52,295
Michael J. Nestor	11,398	13,250	24,648
Mark A. Schlossberg	37,241	13,250	50,491
J. Kevin Buchi (5)	—	—	—

(4)	Mr. Bisaro was appointed as our President and Chief Executive Officer effective March 27, 2017.

(5)	Mr. Buchi served as our Interim President and Chief Executive Officer from December 19, 2016 to March 27, 2017.

(6)
Represents compensation for his service as Interim President and Chief Executive Officer pursuant to the terms of the Letter Agreement, $13,232 in reimbursement for expenses and $41,250 as compensation for his service as a director following the conclusion of his service as Interim President and Chief Executive Officer.

(7)	In April 2017, our compensation committee awarded Mr. Buchi a bonus cash payment of $20,000 as consideration for his dedicated service to the Company as Interim President and Chief Executive Officer.

(8)
Represents the aggregate grant date fair value of equity awards for Mr. Buchi that he received as a director of the Company following his service as our Interim President and Chief Executive Officer. See “Narrative Disclosure to Director Compensation Table” in this Amendment for further details on these awards.

Grants of Plan-Based Awards During Year Ended December 31, 2017

The table below sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2017. Pursuant to the terms of the Letter Agreement, Mr. Buchi was not eligible to receive any cash incentive awards or participate in our equity plans while employed as our Interim President and Chief Executive Officer. The equity awards for Mr. Buchi set forth below were those he received as a director of the Company following his service as our Interim President and Chief Executive Officer.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Paul M. Bisaro(4)	—	—	850,000	1,275,000	—	—	—	—
	March 27, 2017	—	—	—	—	850,000	12.70	5,287,000
Bryan M. Reasons	—	—	309,325	463,988	—	—	—	—
	March 2, 2017	—	—	—	23,272	—	—	217,593
	March 2, 2017	—	—	—	—	56,232	9.35	251,151
Douglas S. Boothe	—	—	333,720	500,580	—	—	—	—
	March 2, 2017	—	—	—	23,272	—	—	217,593
	March 2, 2017	—	—	—	—	56,232	9.35	251,151
Michael J. Nestor	—	—	341,520	512,281	—	—	—	—
	March 2, 2017	—	—	—	23,272	—	—	217,593
	March 2, 2017	—	—	—	—	56,232	9.35	251,151
Mark A. Schlossberg	—	—	320,347	480,520	—	—	—	—
		—	—	—	23,272	—	—	217,593
		—	—	—	—	56,232	9.35	251,151
J. Kevin
Buchi (5)	May 16, 2017	—	—	—	3,281	—	—	53,808
	May 16, 2017	—	—	—	—	7,931	16.40	60,593
______________

(1)
The target payout is based on 60% of the respective 2017 base salaries of Messrs. Reasons, Boothe, Nestor and Schlossberg and 100% for Mr. Bisaro.  The maximum payout is based on 90% of the respective 2017 base salaries of Messrs. Reasons, Boothe, Nestor and Schlossberg and 150% for Mr. Bisaro, in each case, to be awarded for superior performance.  We have the discretion to pay at, above or below these percentage targets depending on our overall financial and operational performance and the executive officer’s individual performance. See “ -Short Term Incentive Plan - Cash Incentive Awards” for a discussion of performance goals that the named executive officers should achieve to earn the awards.

(2)
Except as noted otherwise, all stock options and restricted stock grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to continued service. The exercise price of all the options granted to our named executive officers is the closing trading price of our common stock on the date of grant.

(3)
Represents the grant date fair value of stock or option awards, as applicable, computed in accordance with ASC Topic 718, based on assumptions set forth in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2018 and without giving effect to the estimate of forfeitures related to service-based vesting conditions.

(4)
Mr. Bisaro was appointed as the Company’s President and Chief Executive Officer effective March 27, 2017. The stock options granted to Mr. Bisaro vest in four equal annual installments beginning on March 27, 2018, the first anniversary of the effective date of Mr. Boothe’s appointment as our President and Chief Executive Officer. The grant was made in accordance with NASDAQ’s employment inducement grant exemption and therefore was not granted under a stockholder approved plan. The grant is subject to the terms of an option agreement with Mr. Bisaro to evidence the award.

(5)
Mr. Buchi’s option and restricted stock awards were granted for his service as a member of the board and following his service as our Interim President and Chief Executive Officer. His option and restricted stock awards vest in full on the earlier of (i) the first anniversary of the grant date and (ii) one day before the Company’s subsequent annual meeting of stockholders.

Narrative Disclosure to Summary Compensation and Grants of Plan-Based Awards Tables

Agreements with Our Named Executive Officers

During 2017, we were party to an employment agreement with each of our named executive officers, other than with Mr. Buchi, our Interim President and Chief Executive Officer, who was subject to the Letter Agreement with us, as described below. Each employment agreement automatically renews for a one-year period unless either party provides at least 90 days written notice of non-renewal prior to the end of the applicable term or unless it is terminated earlier.

The employment agreements provided for (i) an initial base salary, subject to increase or decrease as determined by the board or the compensation committee; (ii) an annual cash incentive bonus based upon a percentage of each person’s base salary and the attainment of goals established in writing by the board or its compensation committee; (iii) grants of stock options and restricted stock in an amount and on the terms determined by the compensation committee; and (iv) other compensation that may be awarded by the board or the compensation committee.

Each named executive officer is also entitled to have the benefit of all group life, disability, hospital, surgical and major medical insurance plans and other employee benefit plans made available to our executive personnel.

The employment agreements may be terminated by us with or without “cause” or by the named executive officer without “good reason” or for no reason, as such terms are defined in the agreements. In the event Mr. Boothe is terminated for “cause” or Mr. Boothe terminates his employment for any reason, he will be required to reimburse 50% of the signing bonus in the event the termination occurs prior to August 1, 2018.

The employment agreements require the named executive officers to maintain the confidentiality of information relating to our company during and after the term of the agreement and also contain non-competition, non-solicitation, non-disparagement and cooperation covenants as well as other provisions customary for this type of employment agreement.

Additionally, the employment agreements contain provisions that provide for certain payments upon termination or a change in control of our company. See “— Potential Payments upon Termination or Change in Control — Potential Payments to Our Named Executive Officers upon Termination or Change in Control” for a discussion of potential payments to Messrs. Reasons, Boothe, Nestor and Schlossberg upon a termination of their employment with us.

Letter Agreement with Interim President and Chief Executive Officer

In connection with Mr. Buchi’s appointment as our Interim President and Chief Executive Officer upon our prior Chief Executive Officer’s separation from our company, we entered into the Letter Agreement. Pursuant to the terms of the Letter Agreement, Mr. Buchi received as compensation $10,000 per week of service as our Interim President and Chief Executive Officer. Mr. Buchi was also eligible to participate in all employee benefit plans and coverage under all insurance policies, from time to time in effect for executives of the Company generally, and received reimbursement for reasonable and necessary business expenses, including reasonable travel between his home and the Company’s principal offices in New Jersey and California. For the duration of his service as Interim President and Chief Executive Officer, Mr. Buchi did not receive compensation as a director of our company. Concurrently with Mr. Buchi’s appointment as our Interim President and Chief Executive Officer, Mr. Buchi also signed a separate agreement requiring him to maintain the confidentiality of information relating to our company during and after the term of the agreement and also contains non-competition, non-solicitation, non-disparagement and cooperation covenants. Mr. Buchi served in the role as our Interim President and Chief Executive Officer beginning from December 19, 2016 to March 27, 2017.

Employment Agreement with our President and Chief Executive Officer

In connection with his appointment as President and Chief Executive Officer of the Company, Mr. Bisaro and the Company entered into an Employment Agreement dated March 24, 2017 (the “Bisaro Employment Agreement”). The initial term of the Bisaro Employment Agreement expires on March 27, 2019, unless further extended or earlier terminated as provided in the agreement. The Bisaro Employment Agreement automatically renews for single one-year periods unless either party provides a written notice of non-renewal at least 90 days prior to the end of the applicable term or unless it is terminated earlier.

Under the Bisaro Employment Agreement, Mr. Bisaro will receive an annual base salary of $850,000, subject to increase, or decrease (only if salary decreases are concurrently implemented across the senior executives of the Company), as determined by the Board or the Company’s compensation committee. Mr. Bisaro is also eligible to participate in the Company’s management bonus program. As provided under the Employment Agreement, on March 27, 2017, Mr. Bisaro was granted an option to purchase 850,000 shares of the Company’s common stock (the “Option”). The Option has an exercise price per share equal to the closing trading price of the Company’s common stock on March 27, 2017 and will vest and become exercisable as to 25% of the underlying shares on each of the first four anniversaries of the Effective Date, subject to Mr. Bisaro’s continued employment with the Company on such vesting date.

The Bisaro Employment Agreement requires Mr. Bisaro to maintain the confidentiality of information relating to the Company during and after the term of such agreement and also contains non-competition, non-solicitation and non-disparagement covenants as well as other customary provisions.

Separation Agreement with Michael J. Nestor

As described above under “ – Executive Team Changes,” we announced on January 9, 2018 that Mr. Nestor will separate from his position as President of our Specialty Pharma Division effective on the earlier to occur of the (i) Impax Merger Effective Time (as defined in the BCA) and (ii) such earlier date as determined by us it our sole discretion and communicated by written notice to Mr. Nestor (such date, the “Separation Date”).

In connection with his planned separation from the Company, Mr. Nestor and the Company entered into a Separation Agreement dated as of January 8, 2018 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company will provide Mr. Nestor with certain termination benefits and payments consisting of the following: (i) cash payment in an aggregate amount equal to one and one half times Mr. Nestor’s base salary as of the Separation Date; (ii) cash payment in an aggregate amount equal to one and one half times Mr. Nestor’s average annual target bonus paid for each completed fiscal year since January 1, 2010; (iii) if the Separation Date occurs during the second, third or fourth quarter of the Company’s fiscal year, a lump sum cash payment to be paid no later than March 15 of the calendar year following the Separation Date in an amount equal to the pro rata portion of Mr. Nestor’s target bonus for the year during which the Separation Date occurs, with the final amount to be determined based on the achievement of the Company’s performance goals; (iv) continued health insurance benefits for Mr. Nestor and his dependents for up to 24 months following the Separation Date; (v) acceleration of the vesting of Mr. Nestor’s stock options and restricted stock awards that would have vested had Mr. Nestor remained continuously employed by the Company until the first anniversary of the Separation Date; and (vi) an extension of the period within which Mr. Nestor may exercise each vested and unexpired stock option held by him as of the date of his separation until the earliest of (a) the original expiration date of such stock option and (b) the first anniversary of the Release Effective Date (as defined below). The cash payments described in subparts (i) and (ii) above are to be paid in installments over a period of 12 consecutive months on the Company’s normal payroll dates.

The Separation Agreement also provides for certain additional potential payments and benefits upon the occurrence of the Impax Merger Effective Time (as defined in the BCA). In the event that the Impax Merger Effective Time occurs within the 12-month period following the Separation Date or the Separation Date occurs as a result of the occurrence of the Impax Merger Effective Time, the Company will provide Mr. Nestor with additional payments equal to 50% of the cash payments payable upon Mr. Nestor’s separation as described in clauses (i) and (ii) of the preceding paragraph. These additional payments will be paid in installments over a period of 12 consecutive months on the Company’s normal payroll dates. In addition, all stock options and restricted stock awards held by Mr. Nestor that do not vest upon the Separation Date as described in clause (v) of the preceding paragraph will remain outstanding following the Separation Date but will cease continued vesting. These stock options and shares of restricted stock will vest solely upon the occurrence of the Impax Merger Effective Time, and if the Impax Merger Effective Time does not occur within the 12 months following the Separation Date (and the Separation Date does not occur as a result of the occurrence of the Impax Merger Effective Time), these options and restricted stock awards will be forfeited.

In order to be entitled to the termination benefits and payments described above, Mr. Nestor must provide a general release to the Company within 21 days of receipt of the general release from the Company and must not revoke such release within seven calendar days after his execution of the general release (the “Release Effective Date”). Pursuant to the terms of the Separation Agreement, Mr. Nestor will continue to be bound by the continuing covenants of his employment agreement and the Employee Invention and Proprietary Information Agreement.

Outstanding Equity Awards at December 31, 2017.

The table below sets forth the information regarding the outstanding option and stock awards for our named executive officers at December 31, 2017.

			Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(2)
Paul M. Bisaro(3)	3/27/2017	—	850,000	12.70	3/27/2027	—	—

Bryan M. Reasons	5/15/2013	52,000	—	17.99	5/15/2023	—	—
	5/14/2014	41,250	13,750	25.24	5/14/2024	5,750	95,738
	2/26/2015	23,750	23,750	40.70	2/26/2025	10,000	166,500
	2/26/2016	15,773	47,322	33.27	2/26/2026	19,585	326,090
	3/2/2017	—	56,232	9.35	3/2/2027	23,272	387,479

Douglas S. Boothe	8/30/2016	12,625	37,875	24.42	8/1/2026	46,950	781,718
	3/2/2017	—	56,232	9.35	3/2/2027	23,272	387,479

Michael J. Nestor	6/06/2008	75,000	—	8.53	6/06/2018	—	—
	5/20/2009	32,500	—	6.55	5/20/2019	—	—
	5/26/2010	32,500	—	20.30	5/26/2020	—	—
	5/11/2011	32,500	—	27.97	5/11/2021	—	—
	5/23/2012	32,500	—	20.90	5/23/2022	—	—
	5/15/2013	52,000	—	17.99	5/15/2023	—	—
	5/14/2014	41,250	13,750	25.24	5/14/2024	5,750	95,738
	2/26/2015	23,750	23,750	40.70	2/26/2025	10,000	166,500
	2/26/2016	13,200	39,601	33.27	2/26/2026	16,389	272,877
	3/2/2017	—	56,232	9.35	3/2/2027	23,272	387,479

Mark A. Schlossberg	7/08/2011	100,000	—	21.24	7/8/2021	—	—
	5/23/2012	21,667	—	20.90	5/23/2022	—	—
	5/15/2013	52,000	—	17.99	5/15/2023	—	—
	5/14/2014	41,250	13,750	25.24	5/14/2024	5,750	95,738
	2/26/2015	23,750	23,750	40.70	2/26/2025	10,000	166,500
	2/26/2016	13,200	39,601	33.27	2/26/2026	16,389	272,877
	3/2/2017	—	56,232	9.35	3/2/2027	23,272	387,479

J. Kevin Buchi(4)	11/23/2016	20,445	—	14.45	11/23/2026	—	—
	5/16/2017	—	7,931	16.40	5/16/2027	3,281	54,629
__________

(1)
Except as noted otherwise, all the stock options and restricted stock grants vest in four equal annual installments beginning on the first anniversary of the date of grant. The stock options and restricted stock granted to Mr. Boothe on August 30, 2016 vest in four equal annual installments beginning on the first anniversary of August 1, 2016, the effective date of Mr. Boothe’s appointment as the President of our Generics Division.

(2)	Based on the closing trading price of common stock of $16.65 per share at December 29, 2017.

(3)
Mr. Bisaro was appointed as the Company’s President and Chief Executive Officer effective March 27, 2017. The stock options granted to Mr. Bisaro vest in four equal annual installments beginning on March 27, 2018, the first anniversary of the effective date of Mr. Boothe’s appointment as our President and Chief Executive Officer. The grant was made in accordance with NASDAQ’s employment inducement grant exemption and therefore was not granted under a stockholder approved plan. The grant is subject to the terms of an option agreement with Mr. Bisaro to evidence the award.

(4)
Mr. Buchi’s option and restricted stock awards were granted for his service as a member of our board and vest in full on the earlier of (i) the first anniversary of the grant date and (ii) one day before the Company’s subsequent annual meeting of stockholders.

Option Exercises and Stock Vested During Year Ended December 31, 2017

The following table provides information about the value realized by the named executive officers on the vesting of stock awards during the year ended December 31, 2017. No options were exercised by our named executive officers during 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Paul M. Bisaro	—	—
Bryan M. Reasons	20,978	325,616
Douglas S. Boothe	15,650	279,353
Michael J. Nestor	22,413	352,653
Mark A. Schlossberg	22,413	352,653
J. Kevin Buchi	8,020	134,736
__________

(1)	The value realized on the vesting of stock awards is calculated by multiplying the number of shares of common stock vested by the closing trading price of the common stock on the vesting date.

Non-Qualified Deferred Compensation During Year Ended December 31, 2017

The following table sets forth the benefits received by our named executive officers under our non-qualified deferred compensation plan during the year ended December 31, 2017 as well as the aggregate non-qualified deferred compensation balances at December 31, 2017:

Name	Executive Contributions in 2017 ($)(1)	Company Contributions in 2017 ($)(2)	Aggregate Earnings / (Loss) in 2017 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2017 ($)
Paul M. Bisaro	—	—	—	—	—
Bryan M. Reasons	71,918	35,959	142,812	—	858,025
Douglas S. Boothe	77,590	38,795	11,458	—	137,210
Michael J. Nestor	22,797	11,398	74,732	—	519,730
Mark A. Schlossberg	74,481	37,241	166,500	98,418	932,725
J. Kevin Buchi	—	—	—	—	—
__________

(1)	Represents amounts deferred by each named executive officer to our non-qualified deferred compensation plan and reported in the Summary Compensation Table above under “Salary” for 2017 as follows:

Name	Salary Contributions ($)
Paul M. Bisaro	—
Bryan M. Reasons	51,271
Douglas S. Boothe	55,315
Michael J. Nestor	—
Mark A. Schlossberg	53,097
J. Kevin Buchi	—

Amounts deferred by named executive officers to our non-qualified deferred compensation plan from their respective cash incentive awards paid in 2017 and 2018 for 2017 performance and our matching contributions related to such deferred compensation made in 2018 will be included in next year’s Non-Qualified Deferred Compensation table.

(2)	These amounts are reported under “All Other Compensation” in the Summary Compensation Table above.

(3)	These amounts are not included in the Summary Compensation Table above as they do not constitute above-market or preferential earnings for purposes of SEC rules.

Narrative Disclosure to Non-Qualified Deferred Compensation Table

Our non-qualified deferred compensation plan permits highly-compensated individuals to receive a similar level of benefits (in terms of the overall percentage of their income eligible for tax deferral and employer matching contributions) as are available to employees with lower levels of income. Each participant can defer up to 75% of the participant’s base salary and up to 100% of the amount of the participant’s bonus or cash incentive awards. We make a matching contribution for each participant equal to 50% of the participant’s contribution up to 10% of base salary and bonus and cash incentive awards per year. A participant’s account is notionally invested in one or more investment funds and the value of the account is determined with respect to such investment allocations. Participants are fully vested in their contributions when made. Our matching contributions vest depending on the number of years of service, with participants being fully vested after five years of service. No contributions are forfeited as a result of a separation due to death, disability, termination of the plan or a change in control.

Benefits attributable to a participant may be valued as if they were invested in one or more investment funds, as directed by participants in writing.  The investment funds and their annual rates of return for the fiscal year ended December 31, 2016 are contained in the table below.  Participants may change their selection of investment funds from time to time in writing in accordance with the procedure established by the plan administrator. Changes will take effect as soon as administratively practicable.

Name of Valuation Fund	Rate of Return in 2017
Fidelity / VIP Money Market	0.43%
MFS / Sun Life Government Securities	2.22%
PIMCO Total Return	4.91%
MFS VIT I Total Return	12.30%
MFS VIT I Value Series Initial	17.65%
Dreyfus Stock Index	21.54%
T. Rowe Price Blue Chip Growth	36.17%
AllianceBern Small / Mid Cap Value	13.15%
Fidelity VIP Mid Cap	20.81%
Delaware VIP Small Cap Value	12.05%
AllianceBern International Value	25.42%
MFS / Sun Life Emerging Market	37.95%
MFS Global Real Estate	13.33%

If a participant terminates his or her employment, or an eligible consultant ceases to render service to us, for any reason, including death, we will pay the participant an amount equal to the value of the vested balance credited to the participant’s plan account. If the participant has died, the balance of that account will be paid to one or more beneficiaries designated by the participant. See “— Potential Payments upon Termination or Change in Control — Non-Qualified Deferred Compensation Plan” for a description of the form of payouts, withdrawals and other distributions under our non-qualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

In 2017, upon termination of employment and/or upon a change in control, our named executive officers would have been entitled to receive from us potential payments and benefits under the following agreements and plans, as applicable:

•	employment agreements with our named executive officers, other than Mr. Buchi;

•	our 2002 Plan; and

•	our non-qualified deferred compensation plan.

Employment Agreements with Our Named Executive Officers

Letter Agreement with our Interim President and Chief Executive Officers

We were not a party to an employment agreement with Mr. Buchi, our Interim President and Chief Executive Officer from December 19, 2016 to March 27, 2017. The Letter Agreement with Mr. Buchi did not require us to provide the benefits upon his termination as our Interim President and Chief Executive Officer that are included in the employment agreements with our other executive officers, as described below.

Employment Agreement Terms

The employment agreements with our named executive officers in 2017 specify our obligations to each such officer upon termination of his respective employment under various circumstances. Each employment agreement may be terminated upon the death of the named executive officer, by us on 30 days written notice upon the disability of the named executive officer, by us upon written notice to the named executive officer with or without “cause” and by the named executive officer upon 60 days written notice without “good reason” or at any time prior to the 60th day after any event providing “good reason,” provided such event is not cured within 30 days.

Under the terms of the employment agreements, “disability” means the inability of the named executive officer to perform his duties and responsibilities under the agreement, with or without reasonable accommodation, due to any physical or mental illness or incapacity, which condition either (i) has continued for a period of 180 calendar days in any consecutive 365-day period, or (ii) is likely to continue for a period of at least six consecutive months from its commencement as projected by our board in good faith after consulting with a doctor selected by us and consented to by the named executive officer (or, in the event of his incapacity, by his legal representative), such consent not to be unreasonably withheld.

Under the terms of the employment agreements, “cause” means:

•	the willful and continued failure of the named executive officer to substantially perform his obligations under the agreement, provided there is a 15-day cure period;

•	the named executive officer’s indictment for, conviction of, or plea of guilty or nolo contendere to a felony or other crime involving moral turpitude or dishonesty;

•	the named executive officer’s willful misconduct in the performance of his duties; or

•	the named executive officer’s willful misconduct other than in the performance of his duties that is actually or potentially materially injurious to us, monetarily or otherwise.

Under the terms of the employment agreements, “good reason” means:

•	a material breach of the agreement;

•
a material diminution in the authorities, duties or responsibilities of the named executive officer set forth in his respective agreement (other than temporarily while such officer is physically or mentally incapacitated and unable to properly perform such duties, as determined by our board in good faith);

•	the loss of any of the titles granted to the named executive officer in his respective agreement;

•
a material reduction by us in the base salary or in any of the percentages of base salary payable as an annual cash incentive award to the named executive officer, but, except in the case of a reduction following a “change in control,” not including (a) a reduction in base salary or in any of the percentages of base salary payable as an annual cash incentive award which is consistent with the reduction in base salary or in any of the percentages of base salary payable as an annual cash incentive award imposed on all of our senior executives, or (b) a reduction in base salary or in any of the percentages of base salary payable as an annual cash incentive award based on the results of peer benchmark data obtained by our board and after approval of the board;

•	with respect to Messrs. Reasons, Boothe, Nestor and Schlossberg, the relocation of the named executive officer to an office more than 50 miles from his then-current location;

•	the assignment to the named executive officer of duties or responsibilities that are materially inconsistent with any of his duties and responsibilities set forth in his respective agreement;

•	a material change in the reporting structure set forth in his respective agreement;

•	the delivery to the named executive officer of a written notice of non-renewal of his respective employment agreement; or

•
with respect to Messrs. Reasons, Boothe, Nestor and Schlossberg, our failure to obtain the assumption in writing of our obligation to perform the named executive officer’s respective agreement by any successor in connection with a sale or other disposition by us of all or substantially all of our assets or businesses within 10 days after such sale or other disposition.

In addition, Mr. Bisaro may also terminate his employment agreement with us for good reason if we fail to nominate or re-nominate him to serve as a director, other than as a result of his death or disability or a legal prohibition or upon a change in control (as defined below).

Under the terms of the employment agreements, a “change of control” means (provided each event is a “change in control event” within the meaning of Section 409A of the Code):

•
any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than us, any trustee or other fiduciary holding securities under any of our employee benefit plans, or any company owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our common stock), becoming the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of our company representing more than 50% of our combined voting power then outstanding, referred to as “greater than 50% holders”;

•
during any period of 12 consecutive months, the individuals who, at the beginning of such period, constitute our board, and any new director whose election by our board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the 12-month period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of our board;

•
a merger or consolidation of our company with any other corporation or other entity, other than a merger or consolidation that would result in our voting securities outstanding immediately prior thereto (and held by persons that are not affiliates of the acquirer) continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of our voting securities or such surviving entity immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization (or similar transaction) in which no person (other than greater than 50% holders) acquires more than 50% of our voting securities shall not constitute a change of control; or

•
the consummation of a sale or other disposition by us of all or substantially all of our assets, including a liquidation, other than the sale or other disposition of all or substantially all of our assets to a person or persons who beneficially own, directly or indirectly, more than 50% of our voting securities immediately prior to the time of the sale or other disposition.

Employment Agreement Benefits

Upon the death of a named executive officer named in this CD&A and party to an employment agreement, such officer’s estate shall receive: (i) any earned but unpaid base salary through the termination date; (ii) any annual cash incentive award earned but unpaid for the prior fiscal year, which amount will be paid within two and one-half months following the end of the calendar year to which it relates; (iii) reimbursement for any unreimbursed expenses properly incurred and paid through the termination date; (iv) any accrued but unused vacation time; (v) all vested stock options and restricted stock; and (vi) vested accrued benefits and other payments, if any, which such officer or his dependents are entitled to under our employee benefit arrangements, plans and programs, as of the termination date, except severance pay plans, collectively referred to as the “amounts and benefits.” If the termination event occurs after our first fiscal quarter of any year, we will pay a pro rata portion of such officer’s annual cash incentive award, to be determined by multiplying the amount of such award which would be due for the full fiscal year, as determined by our board, by a fraction, the numerator of which is the number of days during the fiscal year of termination such officer was employed and the denominator of which is 365, referred to as the “pro rata award,” which amount will be paid within two and one-half months following the end of the calendar year to which it relates. In addition, all unvested restricted stock granted to such officer will immediately vest and, with respect to Messrs. Reasons, Boothe, Nestor and Schlossberg, the portion of unvested stock options of such officer which are scheduled to vest in the calendar year of the termination will vest upon the certification of the compensation committee based on the achievement of performance goals through the termination date.

If the employment of a named executive officer party to an employment agreement is terminated by us on 30 days written notice upon the disability of such officer, we will pay the officer the amount and benefits, the pro rata award and, for Messrs. Reasons, Boothe, Nestor and Schlossberg, medical benefits for six months. In addition, upon the receipt of a general release of claims from such officer, 50% of all unvested restricted stock granted to Messrs. Reasons, Boothe, Nestor and Schlossberg will immediately vest on the termination date and the portion of the unvested stock options of such officer scheduled to vest in the calendar year of the termination will vest upon the certification of the compensation committee based on the achievement of performance goals through the termination date.

If the employment of a named executive officer party to an employment agreement is terminated for cause by us or without good reason by such officer, we will pay the officer the amount and benefits.

If the employment of any of our named executive officer party to an employment agreement is terminated without cause by us or for good reason by such named executive officer, we will pay such officer the amounts and benefits. In addition, if Mr. Bisaro’s employment agreement is terminated without cause by us or good reason or due to his disability or death, he will receive a cash payment equal to the sum of (a) the balance of the base salary due under his employment agreement or two half times his base salary as then in effect, whichever is greater, plus (b) an amount equal to two times the average of the annual cash incentive awards received by Mr. Bisaro for all fiscal years completed ending during the term of his agreement, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date. If the employment agreement of Messrs. Boothe, Reasons, Nestor and Schlossberg is terminated without cause by us or good reason, each of Messrs. Boothe, Reasons, Nestor and Schlossberg will receive a cash payment in an amount equal to the sum of (x) the balance of the base salary due under his employment agreement or one and one half times his respective base salary as then in effect, whichever is greater, plus (y) an amount equal to one and one half times the average of the annual cash incentive awards received by such officer for all fiscal years completed ending during the term of his agreement, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date. In addition, each of our named executive officer party to an employment agreement would also receive (1) the pro rata award; and (2) all benefits for 24 months from the termination date.

In addition, if the employment of any of our named executive officer party to an employment agreement is terminated without cause by us or for good reason by such named executive officer, all of the unvested stock options and restricted stock held by held by Mr. Bisaro will be accelerated by 24 months and such options remain exercisable for 24 months following his termination date and all the unvested stock options and restricted stock held by Messrs. Boothe, Reasons, Nestor and Schlossberg respectively, will be accelerated by 12 months and such stock options will remain exercisable for 12 months following his respective termination date. Further, in the event Mr. Bisaro’s employment is terminated due to his death or disability, all the unvested stock options and restricted stock held by Mr. Bisaro, will be accelerated by 12 months and such stock options will remain exercisable for 12 months following his termination date.

If the employment of Mr. Bisaro is terminated without cause by us or for good reason by Mr. Bisaro within 60 days preceding or 12 months following a change in control or if the term of the agreement expires or is not renewed and Mr. Bisaro is then terminated without cause by us within 12 months following a change of control, then, in addition to the amounts and benefits, Mr. Bisaro will receive the following: (i) an amount equal to the sum of (a) the balance of the base salary due such officer under his respective agreement or two and one half times his then current base salary, whichever is greater, plus (b) an amount equal to two and one half times the average of the annual cash incentive awards received by Mr. Bisaro for all fiscal years completed ending during the term of the agreement, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date; and (ii) in the event such termination or resignation occurs following our first fiscal quarter of any year, the pro rata award, which amount will be paid within two and one-half months following the end of the calendar year to which it relates.

If the employment of Messrs. Reasons, Boothe, Nestor and Schlossberg is terminated without cause by us or for good reason by such named executive officer within 60 days preceding or 12 months following a change in control or, with respect to Messrs. Reasons, Boothe and Schlossberg, if the term of the agreement expires or is not renewed and such named executive officer is then terminated without cause by us within 12 months following a change of control, then, in addition to the amounts and benefits, each executive will receive the following: (i) an amount equal to the sum of (a) the balance of the base salary due such officer under his respective agreement or two and one quarter times such officer’s then current base salary, whichever is greater, plus (b) an amount equal to two and one quarter times the average of the annual cash incentive awards received by such officer for all fiscal years completed ending during the term of the agreement, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date; and (ii) in the event such termination or resignation occurs following our first fiscal quarter of any year, the pro rata award, which amount will be paid within two and one-half months following the end of the calendar year to which it relates.

In addition, each of our named executive officers party to an employment agreement will also receive all benefits for 24 months from the termination date and the vesting of each such officer’s unvested stock options and restricted stock will be accelerated with respect to 100% of the shares subject thereto and his stock options will remain exercisable for 12 months following the termination date.

Under each employment agreement, upon a termination by us without cause or by the named executive officer for good reason, whether or not following a change of control, our obligation to (i) make severance payments and (ii) distribute, accelerate vesting periods or extend exercise periods with respect to restricted stock or stock options, as applicable, except for the provision of the amounts and benefits, is conditioned upon the receipt of a general release of claims from the named executive officer. In addition, any severance payable under an employment agreement which remains unpaid or other benefits yet to be received in connection with a termination by us without cause or by the named executive officer for good reason, whether or not following a change of control, will be forfeited by the named executive officer for failure to comply with the terms of the confidentiality and non-disclosure provisions, the non-solicitation covenants, the non-disparagement covenant, and the cooperation covenants.

Stock Incentive Plans and Award Agreements

The table below sets forth the benefits that each named executive officer holding awards granted under our 2002 Plan would be entitled to receive should his employment terminate under the following specified circumstances. These rights and benefits may be amended or modified as otherwise determined by the board at the time that a grant or award is made or, if the named executive officer’s rights are not reduced, thereafter:

Termination Circumstance	Stock Incentive Plan Benefit
Death or disability
The vested portion of any stock option as of the date of death or disability may be exercised within one year from the date of death or disability, but in no event after the stated expiration of the option.

Termination other than death, disability or for cause (1)	The vested portion of any stock option as of the date of termination may be exercised within 30 days from the date of termination, but in no event after the stated expiration of the option.
__________

(1)
Under our 2002 Plan, “cause” is defined as under an applicable employment or consulting agreement. If there is no such agreement or no such definition in an agreement, “cause” is defined to mean dishonesty, fraud, insubordination, willful misconduct, refusal to perform services or materially unsatisfactory performance of duties.

Under our 2002 Plan, if, in the event of a “change in control,” the surviving corporation refuses to assume or to substitute with similar awards the outstanding awards granted under these plans, then all such outstanding awards will become immediately exercisable, referred to as an “equity plan change in control event.” The award will terminate if it is not exercised at or prior to the event constituting the change in control.

For these purposes, a “change in control” means:

•	a sale of all or substantially all of our assets;

•	a merger or consolidation in which we are not the surviving corporation; or

•
a reverse merger in which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise.

Non-Qualified Deferred Compensation Plan

Our non-qualified deferred compensation plan provides that matching contributions by us vest depending on the number of years of service for each named executive officer, with such officers being fully vested after five years of service. Upon the occurrence of a named executive officer’s death or “disability,” the amount of matching contributions by us to such officer under the plan will immediately vest. Further, upon the occurrence of a “change in control” of our company, the amount of matching contributions by us to the named executive officers under the plan will immediately vest.

Under the non-qualified deferred compensation plan, “disability” is generally defined as a physical or mental condition whereby the named executive officer: (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of such named executive officer’s employer.

Under the non-qualified deferred compensation plan, a “change in control” is generally defined as a change in the ownership or effective control of our company, or in the ownership of a substantial portion of the assets of our company, as defined and determined under Section 409A(a)(2)(A)(v) of the Code, Treasury Notice 2005-1 and any further guidance published with respect to such term, and includes any one of the following events:

•	a change in ownership in which a person, group or entity acquires more than 50% of the total fair market value or total voting power of our stock;

•	a person, group or entity acquires (in a 12-month period) ownership of stock with 35% or more of the total voting power of our stock;

•	a majority of the board is replaced in a 12-month period by directors whose appointment or election was not endorsed by a majority of the board before their appointment or election; or

•	a change in ownership of a substantial portion of our assets in which a person, group or entity acquires 40% or more of the gross fair market value of our assets.

The payment of vested account balances, including matching contributions, under the plan to our named executive officers (or such officer’s estate) in the event of death, disability or a change in control will be made as follows:

•
upon death, (i) if the payment of benefits under the plan had commenced, pursuant to the then existing benefit payment plan, or (ii) if the payment of benefits under the plan had not yet commenced, in a lump sum payment as soon as administratively possible;

•	upon disability, in a lump sum payment not earlier than the sixth month following the named executive officer’s disability; and

•
upon a change in control, as specified by such named executive officer in the distribution election, (i) a lump sum payment as soon as administratively possible; or (ii) annual installments for a period of up to 15 years (or in the event of payment of an in-service account, a maximum of five years) with annual payments equal to the balance of the account immediately prior to the payment, multiplied by a fraction, the numerator of which is one and the denominator of which commences at the number of annual payments initially chosen and is reduced by one in each succeeding year.

Potential Payments to Our Named Executive Officers upon Termination or Change in Control

Potential Payments upon Termination

The following table shows the estimated amount of payments and benefits that would be provided by us (or our successor) to each of the named executive officers under the plans and agreements described above assuming that their employment was terminated as of December 31, 2017 for various reasons as described below.

	Reason for Termination of Employment
Named Executive Officer and Nature of Payment	Terminated by Us without Cause or by Officer With Good Reason (no Change in Control) ($)		Terminated by Us for Cause ($)		Terminated by Officer without Good Reason ($)		Disability ($)		Death ($)		Terminated by Us without Cause or by Officer for Good Reason in Connection with a Change of Control ($)
Paul M. Bisaro (1)
Base Severance Payment	47,077	(2)	47,077	(2)	47,077	(2)	47,077	(2)	47,077	(2)	47,077	(2)
Accrued Benefits	—	(3)	—	(3)	—	(3)	1,890,893	(3)	500,000	(3)	—	(3)
Cash Severance Payment	2,948,716	(4)	—		—		2,948,716	(4)	2,948,716	(4)	3,685,895	(4)
Pro Rata Award	624,358	(5)	—		—		624,358	(5)	624,358	(5)	624,358	(5)
Cost of continuation of benefits	—	(6)	—		—		—	(6)	—	(6)	—	(6)
Value of accelerated stock options	1,678,750	(7)	—		—		839,375	(7)	839,375	(7)	3,357,500	(8)
Value of accelerated restricted stock	—	(9)	—		—		—	(9)	—	(9)	—	(10)
Non-Qualified Deferred Compensation	—		—		—		—		—		—
Total	5,298,901		47,077		47,077		6,350,419		4,959,526		7,714,830

Bryan M. Reasons
Base Severance Payment	83,280	(2)	83,280	(2)	83,280	(2)	83,280	(2)	83,280	(2)	83,280	(2)
Accrued Benefits	—	(3)	—	(3)	—	(3)	3,022,885	(3)	500,000	(3)	—	(3)
Cash Severance Payment	1,250,281	(11)	—		—		—		—		1,875,422	(11)
Pro Rata Award	283,119	(5)	—		—		283,119	(5)	283,119	(5)	283,119	(5)
Cost of continuation of benefits	61,323	(6)	—		—		15,331	(12)	—		61,323	(6)
Value of accelerated stock options	102,623	(13)	—		—		—	(14)	—	(14)	410,494	(8)
Value of accelerated restricted stock	384,548	(15)	—		—		487,903	(16)	975,807	(10)	975,807	(10)
Non-Qualified Deferred Compensation	—		—		—		—	(17)	—	(17)	—	(17)
Total	2,165,174		83,280		83,280		3,892,518		1,842,205		3,689,443

Douglas S. Boothe
Base Severance Payment	27,789	(2)	27,789	(2)	27,789	(2)	27,789	(2)	27,789	(2)	27,789	(2)
Accrued Benefits	—	(3)	—	(3)	—	(3)	2,393,070	(3)	500,000	(3)	—	(3)
Cash Severance Payment	1,250,583	(18)	—		—		—		—		1,875,875	(18)
Pro Rata Award	277,522	(5)	—		—		277,522	(5)	277,522	(5)	277,522	(5)
Cost of continuation of benefits	56,533	(6)	—		—		14,133	(12)	—		56,533	(6)
Value of accelerated stock options	102,623	(13)	—		—		—	(14)	—	(14)	410,494	(8)
Value of accelerated restricted stock	357,442	(15)	—		—		584,598	(16)	1,169,196	(10)	1,169,196	(10)
Non-Qualified Deferred Compensation	—		—		—		59,956	(17)	59,956	(17)	59,956	(17)
Total	2,072,493		27,789		27,789		3,357,068		2,034,463		3,877,365

	Reason for Termination of Employment
Named Executive Officer and Nature of Payment	Terminated by Us without Cause or by Officer With Good Reason (no Change in Control) ($)		Terminated by Us for Cause ($)		Terminated by Officer without Good Reason ($)		Disability ($)		Death ($)		Terminated by Us without Cause or by Officer for Good Reason in Connection with a Change of Control ($)
Michael J. Nestor
Base Severance Payment	67,998	(2)	67,998	(2)	67,998	(2)	67,998	(2)	67,998	(2)	67,998	(2)
Accrued Benefits	—	(3)	—	(3)	—	(3)	187,115	(3)	500,000	(3)	—	(3)
Cash Severance Payment	1,399,809	(19)	—		—		—		—		2,099,713	(19)
Pro Rata Award	284,008	(5)	—		—		284,008	(5)	284,008	(5)	284,008	(5)
Cost of continuation of benefits	42,965	(6)	—		—		10,741	(12)	—		42,965	(6)
Value of accelerated stock options	102,623	(13)	—		—		—	(14)	—	(14)	410,494	(8)
Value of accelerated restricted stock	366,816	(15)	—		—		461,297	(16)	922,593	(10)	922,593	(10)
Non-Qualified Deferred Compensation	—		—		—		—	(17)	—	(17)	—	(17)
Total	2,264,219		67,998		67,998		1,011,158		1,774,599		3,827,771

Mark A. Schlossberg
Base Severance Payment	86,247	(2)	86,247	(2)	86,247	(2)	86,247	(2)	86,247	(2)	86,247	(2)
Accrued Benefits	—	(3)	—	(3)	—	(3)	1,828,799	(3)	500,000	(3)	—	(3)
Cash Severance Payment	1,369,992	(20)	—		—		—		—		2,054,988	(20)
Pro Rata Award	273,986	(5)	—		—		273,986	(5)	273,986	(5)	273,986	(5)
Cost of continuation of benefits	42,965	(6)	—		—		10,741	(12)	—		42,965	(6)
Value of accelerated stock options	102,623	(13)	—		—		—	(14)	—	(14)	410,494	(8)
Value of accelerated restricted stock	366,816	(15)	—		—		461,297	(16)	922,593	(10)	922,593	(10)
Non-Qualified Deferred Compensation	—		—		—		—	(17)	—	(17)	—	(17)
Total	2,242,630		86,247		86,247		2,661,070		1,782,826		3,791,273

J. Kevin Buchi(21)
Base Severance Payment	4,780	(2)
Accrued Benefits	—	(3)	—
Cash Severance Payment	—		—
Pro Rata Award	—		—
Cost of continuation of benefits	—		—
Value of accelerated stock options	—	(22)	—
Value of accelerated restricted stock	—	(22)	—
Non-Qualified Deferred Compensation	—		—
Total	4,780

(1)	Mr. Bisaro was appointed as our President and Chief Executive Officer beginning March 27, 2017.
(2)
Represents the amount payable under the named executive officer’s employment agreement or with respect to Mr. Buchi, the Letter Agreement, for (i) any earned but unpaid base salary through the termination date; (ii) other than for Mr. Buchi, any annual cash incentive award earned but unpaid for the prior fiscal year, which amount is paid within two and one-half months following the end of the then current calendar year; and (iii) any accrued but unused vacation time.

(3)
Represents the amount payable under the named executive officer’s employment agreement or with respect to Mr. Buchi, the Letter Agreement, for vested accrued benefits and other payments, if any, which such officer or his dependents are entitled to under our employee benefit arrangements, plans and programs, as of the termination date, except severance pay plans.

(4)	Represents the amount payable under Mr. Bisaro’s employment agreement with us, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date.
(5)
Represents the estimated amount of the pro rata award payable under the named executive officer’s employment agreement, which amount will be paid within two and one-half months following the end of the calendar year to which it relates.

(6)	Represents the estimated cost to continue the named executive officer’s benefits for a period of 24 months from the termination date.
(7)
Represents (i) in the event of termination for good reason, the value realized on the acceleration of the vesting of all unvested stock options scheduled to vest within 24 months from the termination date, which value is determined for each unvested stock option (subject to vesting within 24 months) by subtracting the exercise price for such stock option from $16.65, the closing price of our common stock on December 29, 2017, the termination date and (ii) in the event of termination for disability or death, acceleration of the vesting of all unvested stock options scheduled to vest within 12 months from the termination date, which value is determined for each unvested stock option (subject to vesting within 12 months) by subtracting the exercise price for such stock option from $16.65, the closing price of our common stock on December 29, 2017.

(8)
Represents the value realized on the acceleration of the vesting of all unvested stock options, which value is determined for each unvested stock option by subtracting the exercise price for such stock option from $16.65, the closing price of our common stock on December 29, 2017, the termination date.

(9)
Represents (i) in the event of termination for good reason, the value realized on the acceleration of the vesting of all shares of restricted stock scheduled to vest within 24 months from the termination date, which value is determined by multiplying $16.65, the closing price of our common stock on December 29, 2017, the termination date, by the number of shares of restricted stock (subject to vesting within 24 months) as of such date and (ii) in the event of termination from death or disability, the value realized on the acceleration of the vesting of all shares of restricted stock scheduled to vest within 12 months from the termination date, which value is determined by multiplying $16.65, the closing price of our common stock on December 29, 2017, the termination date, by the number of shares of restricted stock (subject to vesting within 12 months).

(10)
Represents the value realized on the acceleration of the vesting of all shares of restricted stock, which value is determined by multiplying $16.65, the closing price of our common stock on December 29, 2017, the termination date, by the number of shares of restricted stock as of such date.

(11)	Represents the amount payable under Mr. Reasons employment agreement with us, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date.
(12)	Represents the estimated cost to continue the named executive officer’s benefits for a period of six months from the termination date.
(13)
Represents the value realized on the acceleration of the vesting of all unvested stock options scheduled to vest within 12 months from the termination date, which value is determined for each unvested stock option (subject to vesting within 12 months) by subtracting the exercise price for such stock option from $16.65, the closing price of our common stock on December 29, 2017, the termination date.

(14)
Represents the value realized on the acceleration of the vesting of all unvested stock options scheduled to vest in the calendar year of the termination upon the certification of the compensation committee based on the achievement of performance goals through the termination date, which value is determined for each unvested stock option by subtracting the exercise price for such stock option from $16.65, the closing price of our common stock on December 29, 2017, the termination date.

(15)
Represents the value realized on the acceleration of the vesting of all shares of restricted stock scheduled to vest within 12 months from the termination date, which value is determined by multiplying $16.65, the closing price of our common stock on December 29, 2017, the termination date, by the number of shares of restricted stock (subject to vesting within 12 months) as of such date.

(16)
Represents the value realized on the acceleration of the vesting of 50% of all shares of restricted stock, which value is determined by multiplying $16.65, the closing price of our common stock on December 29, 2017, the termination date, by the number of shares of such restricted stock as of such date.

(17)
Represents the value received on the acceleration of the vesting of the unvested portion of the matching contributions made by us for the benefit of the named executive officer under our 401(k) plan and non-qualified deferred compensation plan.

(18)	Represents the amount payable under Mr. Boothe’s employment agreement with us, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date.
(19)	Represents the amount payable under Mr. Nestor’s employment agreement with us, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date.
(20)	Represents the amount payable under Mr. Schlossberg’s employment agreement with us, with the aggregate amount due paid in equal installments for a period of 12 months from the termination date.
(21)
Mr. Buchi was appointed as a director on November 23, 2016 and served as the Company’s Interim President and Chief Executive Officer from December 19, 2016 until March 27, 2017. As described above under “-Letter Agreement with Interim President and Chief Executive Officer”, Mr. Buchi was not party to an employment agreement with the Company. Pursuant to his Letter Agreement with the Company and the terms of the 2002 Plan, the Company was not required to pay Mr. Buchi any cash severance payments upon his termination as Interim President and Chief Executive Officer of the Company.

(22)
Pursuant to the terms of the 2002 Plan, all unvested stock options and unvested shares of restricted stock would be terminated and cancelled upon termination of employment or service to the Company. However, as Mr. Buchi continued to serve as a director of our board after his service as our Interim President and Chief Executive Officer, none of his unvested options and restricted stock were cancelled after his service as our Interim President and Chief Executive Officer.

Potential Payments upon Change in Control

Other than as noted below, the following table shows the potential benefit to each named executive officer related to (i) the acceleration of the vesting of the unvested portions of the stock options and the restricted stock held by such officer under the 2002 Plan assuming an equity plan change in control event occurred on December 31, 2017 and (ii) the acceleration of the vesting of the unvested portion of the matching contributions made by us for the benefit of the named executive officer under our non-qualified deferred compensation plan upon the occurrence of a “change in control” of our company:

	Option Awards		Stock Awards
Named Executive Officer and Change in Control Event	Number of Securities Underlying Unvested Options (#)	Accelerated Vesting of Unvested Options ($)(1)	Number of Shares of Unvested Restricted Stock (#)	Accelerated Vesting of Restricted Stock ($)(2)	Accelerated Vesting of Matching Contributions by us ($)(3)
Paul M. Bisaro
Equity plan change in control event	850,000	3,357,500	—	—	—
Non-Qualified Deferred Compensation	—	—	—	—	—

Bryan M. Reasons
Equity plan change in control event	141,054	410,494	58,607	975,807	—
Non-Qualified Deferred Compensation	—	—	—	—	—

Douglas S. Boothe
Equity plan change in control event	94,107	410,494	70,222	1,169,196	—
Non-Qualified Deferred Compensation	—	—	—	—	59,956

Michael J. Nestor
Equity plan change in control event	133,333	410,494	55,411	922,593	—
Non-Qualified Deferred Compensation	—	—	—	—	—

Mark A. Schlossberg
Equity plan change in control event	133,333	410,494	55,411	922,593	—
Non-Qualified Deferred Compensation	—	—	—	—	—

J. Kevin Buchi(4)
Equity plan change in control event	7,931	1,983	3,281	54,629	—
Non-Qualified Deferred Compensation	—	—	—	—	—
_______

(1)	Based on the difference between the closing price of our common stock on December 29, 2017 of $16.65 per share and the exercise price of the stock option.

(2)	Based on the closing price of our common stock on December 29, 2017 of $16.65 per share.

(3)
Represents the value received on the acceleration of the vesting of the unvested portion of the matching contributions made by us for the benefit of the named executive officer under our 401(k) plan and non-qualified deferred compensation plan.

(4)
Mr. Buchi’s option and restricted stock awards were granted for his service as a member of our board and vest in full on the earlier of (i) the first anniversary of the grant date and (ii) one day before the Company’s subsequent annual meeting of stockholders.

Director Compensation for Year Ended December 31, 2017

The following table sets forth information regarding the compensation of our non-employee directors during the year ended December 31, 2017. As Mr. Buchi served as our Interim President and Chief Executive Officer from December 19, 2016 to March 27, 2017, information regarding his compensation is described above under “ – Executive Compensation”.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Leslie Z. Benet, Ph.D.	86,875	71,750	80,793	239,418
Richard A. Bierly(4)	70,833	71,750	80,793	223,376
Robert L. Burr	130,000	71,750	80,793	282,543
Allen Chao, Ph.D.	86,250	71,750	80,793	238,793
Mary K. Pendergast, J.D.	87,500	71,750	80,793	240,043
Peter R. Terreri	93,750	71,750	80,793	246,293
Janet S. Vergis	72,500	71,750	80,793	225,043
__________

(1)
Represents the aggregate grant date fair value of stock or option awards, as applicable, computed in accordance with ASC Topic 718 based on assumptions set forth in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2018 and without giving effect to the estimate of forfeitures related to service-based vesting conditions.

(2)
At December 31, 2017, each of our non-employee directors during 2017 held the following number of shares of restricted stock under the Impax Laboratories, Inc. Fourth Amended and Restated 2002 Equity Incentive Plan, referred to as the “2002 Plan”:

Name	Restricted Stock (#)
Leslie Z. Benet, Ph.D.	4,742
Richard A. Bierly(4)	—
Robert L. Burr	5,408
Allen Chao, Ph.D.	5,408
Mary K. Pendergast, J.D.	5,408
Peter R. Terreri	5,408
Janet S. Vergis	5,508

(3)	At December 31, 2017, each of our non-employee directors during 2017 held the following number of options to purchase shares of our common stock under the 2002 Plan:

Name	Options (#)
Leslie Z. Benet, Ph.D.	164,500
Richard A. Bierly(4)	11,840
Robert L. Burr	111,950
Allen Chao, Ph.D.	83,950
Mary K. Pendergast, J.D.	51,950
Peter R. Terreri	126,950
Janet S. Vergis	29,250

(4)	Mr. Bierly served as a member of the board during fiscal 2017 until his death in November 2017.

Narrative Disclosure to Director Compensation Table

Members of the board who are our employees do not receive any compensation for their services as our directors while serving as employees.

Each non-employee director receives an annual retainer of $55,000, payable in quarterly installments, and each member of the audit, compensation, nominating and compliance committees receives an additional annual retainer of $15,000, $10,000, $7,500 and $10,000, respectively, payable in quarterly installments.   In addition, we pay an additional $50,000 annual retainer to our chairman of the board and an additional $10,000 annual retainer to each chairperson of our compensation and nominating committees. Prior to March 1, 2017, we paid an additional annual retainer of $25,000 and $30,000 to each chairperson of our audit and compliance committees, respectively. We reduced the annual retainer paid to each chairperson of the audit and compliance committee to $10,000, effective March 1, 2017. Our non-employee directors are reimbursed for out-of-pocket expenses incurred in attending board and committee meetings.

On May 16, 2017, we granted an option to purchase 7,931 shares of our common stock for the exercise price of $16.40 per share and 3,281 shares of restricted stock to Mr. Buchi and an option to purchase 10,575 shares of our common stock for the exercise price of $16.40 and 4,375 shares of restricted stock to each of our other then current non-employee directors. The stock options and shares of restricted stock fully vest upon the earlier of (i) May 16, 2018 and (ii) one day before the date of our 2018 Annual Meeting, subject to continued service through the applicable vesting date. As Mr. Buchi had been appointed to the board in November 2016, Mr. Buchi received a lesser amount of options and restricted stock in accordance with our pro-rata equity grant guidelines for new board members.

We have a stock ownership policy which requires each of our non-employee directors to hold shares of our common stock having a total value that equals or exceeds the lesser of (i) three times the amount of the director’s annual retainer for service on our board as of February 27, 2013 or the effective date of election or appointment for any non-employee director elected or appointed to the board after February 27, 2013 and (ii) three times the amount of the director’s annual retainer for service on the board during the most recently completed fiscal year.  Each current non-employee director of our board had until February 27, 2018 to become compliant with the policy and each such director was compliant with the policy as of such date. Each newly elected or appointed non-employee director will have five years from the effective date such non-employee director joins the board to become compliant with the stock ownership policy. In the event a non-employee director fails to satisfy the ownership requirement following the applicable compliance date, such non-employee director will be required to retain at least 50% of the shares of our common stock acquired upon exercise or vesting of equity awards held by such director until the ownership requirement is attained or exceeded.

We also adopted a policy in February 2016 which requires each of our non-employee directors to hold at least 50% of the shares of common stock underlying their vested stock options and restricted stock awards until the earlier of the (i) second anniversary of the vesting date of such awards and (ii) date the director’s service as a director to the Company concludes. The holding requirement applies to awards to our non-employee directors granted on or after February 26, 2016 that vest upon the one year anniversary date of grant (or the date before the next annual meeting of stockholders, if earlier).

Compensation Committee Interlocks and Insider Participation

Dr. Leslie Z. Benet, Peter R. Terreri and Janet S. Vergis served as members of the compensation committee during the year ended December 31, 2017, with Dr. Benet serving as chairman. Richard A. Bierly also served as a member of the compensation committee during fiscal year 2017 until his death in November 2017. None of them was, at any time during the last fiscal year, a current or former officer or an employee of the Company, or engaged in certain related transactions with us, as required to be disclosed by SEC regulations. Additionally, there were no compensation committee “interlocks” during the year ended December 31, 2017 which generally means that none of our executive officers served as a director or member of the compensation committee of any other entity that had an executive officer serving as a member of our board or our compensation committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated by the SEC. Based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

This Compensation Committee Report is not “soliciting material,” is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Amendment, except to the extent that the Company specifically requests that the report be incorporated by reference.

THE COMPENSATION COMMITTEE

Dr. Leslie Z. Benet (Chairman)
Peter R. Terreri
Janet S. Vergis

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our principal executive officer’s annual total compensation to the annual total compensation of our median employee.

The 2017 annual total compensation of our median employee was $76,156, and the 2017 compensation (adjusted as indicated below for purposes of this pay ratio disclosure) of Mr. Bisaro, our President and Chief Executive Officer, was $6,953,000.  Accordingly, our estimated pay ratio was approximately 91 to 1.

To identify our median employee, we identified our  entire employee population (including both full-time and part-time employees) as of October 2, 2017 (other than Mr. Bisaro) and aggregated for each applicable employee (A) annual base salary as of the same date, (B) the target bonus or commission for 2017 and (C) the estimated grant date fair value of any equity awards granted during 2017.

In accordance with SEC rules, after identifying our median employee, we calculated 2017 annual total compensation for both our median employee and Mr. Bisaro using the same methodology that we use to determine our named executive officers’ annual total compensation for the Summary Compensation Table, except that for purposes of the pay ratio disclosure, we annualized Mr. Bisaro’s compensation because he became our Chief Executive Officer during 2017.  In calculating our pay ratio disclosure, we annualized Mr. Bisaro’s 2017 compensation by increasing his salary and bonus to the amounts he would have received for a full year of service in 2017 ($850,000 and $816,000 respectively).  We did not change the value of options grants to Mr. Bisaro during 2017 as reported in the Summary Compensation Table, which includes one- time sign-on option awards.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median-compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item. 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 2, 2018 (except as otherwise noted in the footnotes) regarding the beneficial ownership of our common stock by: (i) each person known by us to beneficially own more than five percent of our outstanding common stock; and (ii) each current executive officer named in the Summary Compensation Table in “Executive Compensation — Summary Compensation Table;” and (iv) all of our current directors and executive officers as a group. As of April 2, 2018, 73,871,596 shares of our common stock were outstanding. Except as otherwise indicated, to our knowledge, the beneficial owners of shares of common stock listed below have sole voting and investment power with respect to such shares.

	Shares Beneficially Owned (1) Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
BlackRock, Inc.	9,837,282	(2)	13.3%
55 East 52nd Street New York, NY 10022
Maverick Capital Ltd.	7,327,798	(3)	9.9%
300 Crescent Court, 18th Floor Dallas, TX 75201
The Vanguard Group	7,036,174	(4)	9.49%
100 Vanguard Boulevard Malvern, PA 19355

The Wellington Management Group LLP	4,136,625	(5)	5.58%
280 Congress Street Boston, MA 02210
Shanghai Fosun Pharmaceutical (Group)., Ltd.	3,854,995	(6)	5.19%
Building A, No. 1289 Yishan Road, Shanghai, China
Current Executive Officers and Directors:
Leslie Z. Benet, Ph.D.	187,583	(7)	*
Paul M. Bisaro	212,500	(8)	*
Douglas S. Boothe	105,142	(9)	*
Robert L. Burr	178,482	(10)	*
J. Kevin Buchi	39,677	(11)	*
Allen Chao, Ph.D.	469,395	(12)	*
Michael J. Nestor	432,693	(13)	*
Jeffrey D. Nornhold	187,338	(14)	*
Mary K. Pendergast, J.D.	74,300	(15)	*
Bryan M. Reasons	282,914	(16)	*
Mark A. Schlossberg	393,996	(17)	*
Peter R. Terreri	175,307	(18)	*
Janet S. Vergis	41.400	(19)	*

All current directors and executive officers as a group (13 persons)	2,739,368	(20)	3.71%
__________
* Less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC based on factors such as voting or investment power with respect to shares of our common stock and includes shares of common stock currently issuable or issuable within 60 days of the record date upon the exercise of stock options. Shares of common stock currently issuable or issuable within 60 days of the record date upon the exercise of stock options are deemed to be outstanding in computing the percentage of beneficial ownership of the person holding such securities, but are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person. The address for all our current directors and executive officers is c/o Impax Laboratories, Inc., 30831 Huntwood Avenue, Hayward, CA 94544.

(2)
Based solely on Schedule 13G/A filed with the SEC on January 19, 2018 by BlackRock, Inc., referred to as “BlackRock.” According to the Schedule 13G/A, BlackRock, in its capacity as a parent holding company or control person for certain of its subsidiaries, BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Investment Management (Australia) Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG and BlackRock Investment Management, LLC, has sole voting power over 9,686,366 shares and sole investment power over all such shares. The Schedule 13G/A indicates that various persons have the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of these shares but that other than BlackRock Fund Advisors, no one person’s interest in the shares is more than five percent of the total outstanding shares of common stock.

(3)
Based solely on Schedule 13G jointly filed with the SEC on February 12, 2018 by Maverick Capital Ltd (“Maverick Capital”), Maverick Capital Management, LLC (“Maverick Management”), Lee S. Ainslie III (“Mr. Ainslie”) and Andrew H. Warford (“Mr. Warford” and collectively, with Mr. Ainslie, Maverick Capital and Maverick Management, the “Maverick Parties”). Pursuant to the Schedule 13G, Maverick Capital is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the shares through the investment discretion it exercises over its clients’ accounts.  Maverick Capital is the General Partner of Maverick Capital.  Mr. Ainslie is the manager of Maverick Management.  Mr. Warford serves as the Chairman of the Stock Committee of Maverick Capital. The Schedule 13G indicates that the Maverick Parties are the beneficial owner of 7,327,798 shares, and has sole voting power and sole dispositive power over all such shares.

(4)
Based solely on Schedule 13G/A filed with the SEC on February 9, 2018 by The Vanguard Group, referred to as “Vanguard.” According to the Schedule 13G/A, Vanguard has sole voting power with respect to 8,800 shares, sole dispositive power over 6,951,951 shares, shared voting power over 8,800 shares and shared dispositive power over 84,223 shares.  The Schedule 13G/A indicates that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 75,423 shares (or 0.10% of the common stock outstanding) as a result of its serving as investment manager of collective trust accounts and Vanguard Investments Australia, Ltd, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 13,700 shares (or 0.01% of the common stock outstanding) as a result of its serving as investment manager of Australian investment offerings.

(5)
Based solely on Schedule 13G jointly filed with the SEC on February 8, 2018 by Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP (collectively, “Wellington”). According to the Schedule 13G, Wellington have shared voting power with respect to 3,804,902 shares and shared dispositive power over 4,136,625 shares.

(6)
Based solely on Schedule 13G jointly filed with the SEC on August 31, 2017 by Shanghai Fosun Pharmaceutical (Group) Co., Ltd. and Fosun Industrial Co., Limited (collectively, “Fosun”). According to the Schedule 13G, Focus has shared voting and dispositive power over 3,854,995 shares.

(7)
Represents 22,483 shares of common stock held by Dr. Benet directly, 600 shares of common stock held by The Benet Family Trust, as to which Dr. Benet has shared voting and investment power, and 164,500 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(8)	Represents 212,500 shares of common stock underlying options held by Mr. Bisaro that may be exercised within 60 days of April 2, 2018.

(9)	Represents 78,549 shares of common stock held by Mr. Boothe directly and 26,683 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(10)
Represents 60,475 shares of common stock held by Mr. Burr directly, 6,057 shares of common stock held by Robert L. Burr IRA account, as to which Mr. Burr has sole voting and investment power, and 111,950 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(11)	Represents 11,301 shares of common stock held by Mr. Buchi directly and 28,376 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(12)
Represents 69,445 shares of common stock held by Dr. Chao directly, 180,000 shares of common stock held by the Allen Chao and Lee-Hwa Chao Family Trust, 116,000 shares of common stock held by Allen Chao Interest, Ltd. and 20,000 shares of common stock held by MAL Investment, each as to which Dr. Chao has voting and investment power, and 83,950 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(13)	Represents 98,360 shares of common stock owned by Mr. Nestor directly and 334,333 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(14)	Represents 79,582 shares of common stock held by Mr. Nornhold directly and 107,756 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(15)	Represents 22,350 shares of common stock owned by Ms. Pendergast directly and 51,950 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(16)	Represents 94,684 shares of common stock held by Mr. Reasons directly and 188,230 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(17)	Represents 89,246 shares of common stock owned by Mr. Schlossberg directly and 304,750 options to purchase shares of common stock are exercisable within 60 days of April 2, 2018.

(18)	Represents 48,537 shares of common stock held by Mr. Terreri directly and 126,950 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(19)	Represents 12,150 shares of common stock held by Ms. Vergis directly and 29,250 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

(20)	Includes 1,771,178 shares of common stock underlying options that may be exercised within 60 days of April 2, 2018.

Item 13.     Certain Relationships and Related Transactions

We have adopted written policies and procedures regarding related-party transactions. Our policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which we or any of our subsidiaries was, is or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect interest. Under this policy, the audit committee must approve all transactions between us or one of our subsidiaries and a director, nominee for director, executive officer, five percent stockholder, certain related entities or immediate family members of a director, nominee for director, executive officer or five percent stockholder that would be required to be disclosed in our Amendment. The policy also authorizes the chairman of the audit committee to approve, or reject, proposed related-party transactions in those instances in which it is not practicable or desirable for us to wait until the next audit committee meeting. There were no relationships or related party transactions between our company and any affiliated parties that are required to be reported in this Amendment.

Item 14.     Principal Accounting Fees and Service

The firm of KPMG LLP has served as our independent registered public accounting firm since February 28, 2011 and conducted the integrated audit of our consolidated financial statements for each of the fiscal years during the three year period ended December 31, 2017.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered for us by KPMG LLP for the years ended December 31, 2017 and December 31, 2016 were:

Services Rendered	2017	2016
Audit Fees (a)	$2,077,200	$1,968,180
Audit Related Fees (b)	958,633	982,774
Tax Fees – Compliance (c)	273,823	528,881
Tax Fees – Other (d)	171,597	672,042
Other (e)	2,430	2,430
Total Fees	3,483,683	$4,154,307

(a)
Audit Fees billed for the years ended December 31, 2017 and 2016 were for the integrated audit of our annual consolidated financial statements, review of financial statements included in our quarterly reports on Form 10-Q and statutory engagements.

(b)	Audit Related Fees billed in the years ended December 31, 2017 and 2016 related to various due diligence projects.

(c)
Tax Fees - Compliance for the years ended December 31, 2017 and 2016 were in connection with a compliance review of our federal, state and foreign tax returns and review of Section 199 deductions and research and development credits.

(d)
Tax Fees - Other for the years ended December 31, 2017 and 2016 include fees related to United States and global tax consulting services, assistance with tax audits and appeals and advice on strategic transactions.

(e)	Other Fees for the years ended December 31, 2017 and 2016 were in connection with our use of KPMG LLP’s online accounting research software.

The aggregate fees included in Audit Fees are fees billed for the fiscal year. The aggregate fees included in Audit Related Fees, Tax Fees and Other Fees are fees billed in the fiscal year.

Pre-Approval Policies and Procedures

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The audit committee has adopted a policy to require advance approval of all audit and audit related services, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to such year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform such services. All non-audit services provided by KPMG LLP during fiscal years 2017 and 2016 were pre-approved in accordance with the pre-approval policy described above. The audit committee has considered and determined the services provided by KPMG LLP are compatible with KPMG LLP maintaining its independence.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

(a)(3) Exhibits. The following documents are filed as part of this report:

Exhibit No.	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ Paul M. Bisaro
Name:	Paul M. Bisaro
Title:	President and Chief Executive Officer
Date: April 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul M. Bisaro	President, Chief Executive Officer	April 13, 2018
Paul M. Bisaro	(Principal Executive Officer) and Director

/s/ Bryan M. Reasons	Senior Vice President, Finance and	April 13, 2018
Bryan M. Reasons	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

*	Chairman of the Board
Robert L. Burr

*	Director
Leslie Z. Benet, Ph.D.

*	Director
J. Kevin Buchi

*	Director
Allen Chao, Ph.D.

*	Director
Mary K. Pendergast

*	Director
Peter R. Terreri

*	Director
Janet S. Vergis

* /s/ Bryan M. Reasons
Bryan M. Reasons, by Power of Attorney

Appendix A

RECONCILIATION OF NON-GAAP MEASURES

The following table presents a reconciliation of our non-GAAP financial measure of adjusted EBITDA included in this Amendment to the most comparable GAAP financial measure of GAAP net loss:

(unaudited, in thousands)

Year Ended
December 31, 2017
Net loss	$(469,287)
Adjusted to add (deduct):
Interest expense, net	53,412
Income taxes	18,326
Depreciation and amortization	93,731
EBITDA	$(303,818)

Adjusted to add (deduct):
Share-based compensation expense	26,258
Business development expenses (a)	11,097
Intangible asset impairment charges	289,674
Fixed asset impairment charges	82,508
Reserve for Turing receivable (b)	3,999
Turing legal expenses (c)	451
Restructuring and severance charges	49,563
Gain on sale of intangible assets	(17,236)
Loss on extinguishment of debt	1,215
Inventory related charges	26,702
Change in fair value of contingent consideration (d)	(31,048)
Legal settlements	7,900
Bonus awards adjustment (e)	15,801
Other	2,534
Adjusted EBITDA	$165,600

(a)
Business development expenses are professional fees primarily related to the Company’s acquisition of intangible assets from the portfolio of products acquired from Teva Pharmaceuticals Industries Ltd. and affiliates of Allergan plc (the “Teva Transaction”) and the proposed combination with Amneal Pharmaceuticals.

(b)
Represents the estimated receivable due from Turing Pharmaceuticals AG (“Turing”) to reflect estimated Medicaid rebate claims due from Turing on Daraprim® pursuant to the Asset Purchase Agreement between the Company and Turing dated August 7, 2017 (the “Turing APA”).  In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local government programs, health plans and other health care providers for products sold under the Company's labeler code. Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing's marketing or selling related activities in connection with Daraprim®.

(c)	Represents charges recorded for legal fees incurred as a result of the Company’s litigation against Turing alleging breach of the terms of the Turing APA, as described above.

(d)
Represents the reduction in contingent consideration liability related to a product acquired in the Teva Transaction. Based on timing and probability of product launch, and number of competitors expected in the market, the Company concluded that fair value of the contingent consideration was zero at December 31, 2017.

(e)	Represents the expenses related to cash incentive awards to Company employees for fiscal year 2017 performance.