Form 10-Q
period 2018-03-31
Impax Laboratories, LLC
filed 2018-05-10
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, LLC
(Exact name of registrant as specified in its charter)
Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

(510) 240-6000
(Registrant’s telephone number, including area code)
Impax Laboratories, Inc.
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

There were 73,758,396 shares of the registrant’s common stock outstanding as of May 3, 2018.

IMPAX LABORATORIES, LLC
(formerly IMPAX LABORATORIES, INC.)

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

IMPAX LABORATORIES, LLC
(formerly IMPAX LABORATORIES, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$104,192	$181,778
Accounts receivable, net	226,373	240,753
Inventory, net	158,591	158,471
Prepaid expenses and other current assets	20,211	21,086
Income tax receivable	68,294	61,201
Assets held for sale	—	32,266
Total current assets	577,661	695,555
Property, plant and equipment, net	123,288	124,813
Intangible assets, net	248,994	262,467
Goodwill	207,329	207,329
Other non-current assets	63,626	61,136
Total assets	$1,220,898	$1,351,300
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$65,261	$81,093
Accrued expenses	268,676	248,127
Liabilities held for sale	—	7,170
Current portion of long-term debt, net	17,859	17,848
Total current liabilities	351,796	354,238
Long-term debt, net	771,216	769,524
Deferred income taxes	660	3,226
Other non-current liabilities	37,623	37,111
Total liabilities	1,161,295	1,164,099
Commitments and contingencies (Notes 17 & 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 74,080,636 issued and 73,836,907 outstanding shares at March 31, 2018; 74,234,076 issued and 73,990,347 outstanding shares at December 31, 2017	741	742
Treasury stock at cost: 243,729 shares at March 31, 2018 and December 31, 2017	(2,157)	(2,157)
Additional paid-in capital	563,974	559,632
Accumulated deficit	(503,004)	(372,445)
Accumulated other comprehensive income	49	1,429
Total stockholders’ equity	59,603	187,201
Total liabilities and stockholders’ equity	$1,220,898	$1,351,300

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, LLC
(formerly IMPAX LABORATORIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Impax Generics, net	$83,141	$134,147
Impax Specialty Pharma, net	59,214	50,256
Total revenues	142,355	184,403
Cost of revenues	112,075	120,232
Cost of revenues impairment charges	—	39,280
Gross profit	30,280	24,891
Operating expenses:
Selling, general and administrative	57,323	47,055
Research and development	12,296	22,489
In-process research and development impairment charges	—	6,079
Litigation, settlements and related charges	85,537	1,072
Total operating expenses	155,156	76,695
Loss from operations	(124,876)	(51,804)
Other income (expense):
Interest expense, net	(13,692)	(13,226)
Loss on sale of assets	(385)	—
Loss on debt extinguishment	—	(1,215)
Other, net	731	(1,285)
Loss before income taxes	(138,222)	(67,530)
(Benefit from) provision for income taxes	(7,290)	30,901
Net loss	$(130,932)	$(98,431)

Net loss per common share:
Basic	$(1.81)	$(1.37)
Diluted	$(1.81)	$(1.37)
Weighted-average common shares outstanding:
Basic	72,265,794	71,594,472
Diluted	72,265,794	71,594,472

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, LLC
(formerly IMPAX LABORATORIES, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(130,932)	$(98,431)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	(531)	8,655
Foreign currency translation adjustments reclassified to other non-operating income	(849)	—
Other comprehensive (loss) income	(1,380)	8,655
Comprehensive loss	$(132,312)	$(89,776)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, LLC
(formerly IMPAX LABORATORIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(130,932)	$(98,431)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,977	25,751
Non-cash interest expense	6,763	6,312
Share-based compensation expense	4,816	6,957
Deferred income taxes, net and uncertain tax positions	(2,591)	32,195
Intangible asset impairment charges	—	45,359
Loss on sale of assets	385	—
Loss on debt extinguishment	—	1,215
Other	53	(245)
Changes in certain assets and liabilities:
Accounts receivable	14,754	43,033
Inventory	2,460	(19,153)
Prepaid expenses and other assets	(8,513)	(6,525)
Accounts payable and accrued expenses	8,811	806
Other liabilities	537	2,531
Net cash (used in) provided by operating activities	(85,480)	39,805
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,958)	(8,679)
Proceeds from cash surrender value of life insurance policy	—	529
Proceeds from sale of assets	17,755	—
Net cash provided by (used in) investing activities	13,797	(8,150)
Cash flows from financing activities:
Repayment of term loan	(5,000)	(55,000)
Payment of deferred financing fees	—	(818)
Payment of withholding taxes related to restricted stock awards	(982)	(448)
Proceeds from exercises of stock options and ESPP	505	170
Net cash used in financing activities	(5,477)	(56,096)
Effect of exchange rate changes on cash and cash equivalents	(426)	1,560
Net decrease in cash and cash equivalents	(77,586)	(22,881)
Cash and cash equivalents, beginning of period	181,778	180,133
Cash and cash equivalents, end of period	$104,192	$157,252
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,393	$3,871
Cash paid for income taxes	2,329	3,500

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, LLC
(formerly IMPAX LABORATORIES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION

Impax Laboratories, LLC (“Impax” or the “Company”), formerly known as Impax Laboratories, Inc., is a specialty pharmaceutical company that focuses on developing, manufacturing, marketing and distributing generic and branded pharmaceutical products. The Company has two reportable segments, referred to as “Impax Generics” and “Impax Specialty Pharma.” The Company owns and/or leases facilities in California, Pennsylvania, and New Jersey. In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward for manufacturing and research and development. The Company’s facilities in Pennsylvania and New Jersey are primarily marketing, finance and administrative.

Effective on May 4, 2018, the Company completed its previously announced business combination with Amneal Pharmaceuticals LLC (“Amneal”) pursuant to the Business Combination Agreement dated October 17, 2017, as amended  on November 21, 2017 and December 16, 2017 (the “BCA”) with Atlas Holdings, Inc., (now Amneal Pharmaceuticals, Inc., as described below) a Delaware corporation and a then wholly-owned subsidiary of the Company (“Holdco”), K2 Merger Sub Corporation, a Delaware corporation and a then wholly-owned subsidiary of Holdco (“Merger Sub”), and Amneal. The BCA was unanimously approved by the board of directors of the Company on October 16, 2017 and approved by the Company's shareholders on March 27, 2018.

At the closing of the transactions contemplated by the BCA on May 4, 2018, (i) Merger Sub merged with and into the Company (the “Impax Merger”), with the Company surviving the Impax Merger as a direct wholly-owned subsidiary of Holdco, (ii) each share of the Company’s common stock, par value $0.01 per share (“Company Common Stock”), issued and outstanding immediately prior to the Impax Merger, other than Company Common Stock held by the Company in treasury, by Amneal or by any of their respective subsidiaries, was converted into the right to receive one fully paid and nonassessable share of Class A common stock of Holdco, par value $0.01 per share (“Holdco Class A Common Stock”), (iii) the Company converted to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act, (iv) Holdco contributed to Amneal all of Holdco’s equity interests in the Company to Amneal, in exchange for common units of Amneal (the “Contribution”), (v) Holdco issued an aggregate number of shares of Class B common stock of Holdco, par value $0.01 per share (“Holdco Class B Common Stock”, and together with Holdco Class A Common Stock, “Holdco Common Stock”) to the existing members of Amneal (the “Amneal Members”) and (vi) Holdco became the managing member of Amneal. In connection with the Closing, Holdco was renamed Amneal Pharmaceuticals, Inc. (“New Amneal”).

Immediately following the Closing, (i) the Amneal Members held 100% of Holdco Class B Common Stock, which, together with their common units of Amneal, represented approximately 75% of the voting power and economic interests in New Amneal, and (ii) the Company’s stockholders immediately prior to the Closing held 100% of the Holdco Class A Common Stock, which represented approximately 25% of the voting power and economic interests in New Amneal.

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of Impax Laboratories, Inc., the legal entity that existed as of March 31, 2018 prior to the conversion to a limited liability company ("LLC") noted above, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments necessary for a fair presentation of the accompanying balance sheets and statements of operations, comprehensive loss, and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606) regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provided a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the previously issued revenue recognition guidance by one year. The guidance is effective for annual and interim periods beginning after December 15, 2017. In April 2016 and May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," respectively. Both of these updates provide improvements and clarification to the previously issued revenue recognition guidance. The new standard can be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. Under Topic 606, the Company will recognize revenue earlier on certain of its less significant transactions involving third-party collaborations and other arrangements. The Company adopted the new guidance effective January 1, 2018 using the modified retrospective transition method, which resulted in a $0.4 million charge to opening retained earnings for 2018 which otherwise would have been recognized as revenue in the three months ended March 31, 2018. There was no effect to total revenues for the three months ended March 31, 2018 as a result of adopting the new accounting on January 1, 2018. The amounts as reported in these unaudited consolidated financial statements were the same as the amounts would have been if the previous accounting guidance was in effect.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): "Classification of Certain Cash Receipts and Cash Payments," with guidance intended to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified within the statement of cash flows. The update addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The Company adopted this guidance as of January 1, 2018 and the guidance did not have any impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU-2016-16, Income Taxes (Topic 740): "Intra-Entity Transfers of Assets Other Than Inventory," with guidance intended to more faithfully represent the economics of intra-entity asset transfers. The update clarifies that entities must recognize the income tax consequences of intra-entity asset transfers, other than inventory, when the transfer occurs. The Company adopted this guidance as of January 1, 2018 and the guidance did not have any impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU-2017-01, Business Combinations (Topic 805): "Clarifying the Definition of a Business," with guidance intended to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The update provides a screen to determine whether an integrated set of assets and activities constitute a business. If the screen is not met, the guidance (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual and interim periods beginning after December 15, 2017 and will be applied prospectively. The Company adopted this guidance as of January 1, 2018 and the guidance did not have any impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): "Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual and interim periods beginning after December 15, 2017. The amendments in this ASU are applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance as of January 1, 2018 and the guidance did not have any impact on the Company's consolidated financial statements.

Accounting Guidance Issued Not Yet Adopted

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

3. REVENUE RECOGNITION

The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), as of January 1, 2018 using the modified retrospective transition method. Topic 606 prescribes a five step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.
Product Revenue, net

The Impax Generics revenues, net and Impax Specialty Pharma revenues, net include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer.

Net product revenues may include deductions from the gross sales price related to estimates for chargebacks, rebates and administrative fees, distribution service fees, returns, shelf-stock adjustments, and other pricing adjustments. The Company records an estimate for these deductions as variable consideration in the same period when revenue is recognized. A description of each of these gross-to-net deductions follows.

•
Chargebacks - The Company has agreements establishing contract prices for certain products with certain indirect customers, such as retail pharmacy chains, group purchasing organizations, managed care organizations, hospitals and government agencies who purchase products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the price difference is referred to as a chargeback, which generally takes the form of a credit memo issued by the Company to reduce the invoiced gross selling price charged to the wholesaler. An estimated accrued provision for chargeback deductions is recognized at the time of product shipment. The primary factors considered when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.

•
Rebates and Administrative Fees - The Company maintains various rebate and administrative fee programs with its customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross selling price charged to a customer for products shipped. An estimated accrued provision for rebate deductions is recognized at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.

•
Distribution Service Fees - The Company pays distribution service fees to several of its wholesaler customers related to sales of its Impax Products. The wholesalers are generally obligated to provide the Company with periodic outbound sales information as well as inventory levels of the Company’s Impax Products held in their warehouses. Additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified days on hand limits. An accrued provision for distribution service fees is recognized at the time products are shipped to wholesalers.

•
Returns - The Company allows its customers to return for credit expired product under the terms of its published Returns Goods Policy. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and estimated return rates which may be adjusted based on various assumptions including: changes to internal policies and procedures, business practices, commercial terms with customers, and the competitive position of each product; the amount of inventory in the wholesale and retail supply chain; the introduction of new products; and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

•
Shelf-Stock Adjustments - Based upon competitive market conditions, the Company may reduce the selling price of certain Impax Generics division products. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the initial sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit memo to a customer.

•
Cash Discounts - The Company offers cash discounts to its customers, generally 2% to 3% of the gross selling price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized.

•
Medicaid and Other U.S. Government Pricing Programs - As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program, Medicare Part D, TRICARE, and other U.S. government pricing programs. The Company determines its estimated government rebate accrual primarily based on historical experience of claims submitted by the various states and other jurisdictions and any new information regarding changes in the various programs which may impact the Company’s estimate of government rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for government rebates as a deduction from gross sales, with a corresponding adjustment to accrued liabilities.

Profit share and other revenues
The Company has entered into agreements, where it licenses certain rights to its products to customers. For arrangements that include sales-based royalties, the Company recognizes revenue when the related sales occur.

4. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of March 31, 2018 and December 31, 2017 due to their short-term nature.

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

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are indicated below (in thousands):

	As of March 31, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$42,594	$42,594	$—	$42,594	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$300,000	$300,000	$—	$300,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$597,000	$597,000	$—	$—
Deferred Compensation Plan liabilities (1)	$33,899	$33,899	$—	$33,899	$—
Contingent consideration (4)	$—	$—	$—	$—	$—

	As of December 31, 2017
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan asset (1)	$43,023	$43,023	$—	$43,023	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$305,000	$305,000	$—	$305,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$579,378	$579,378	$—	$—
Deferred Compensation Plan liabilities (1)	$33,413	$33,413	$—	$33,413	$—
Contingent consideration (4)	$—	$—	$—	$—	$—

(1)
The Deferred Compensation Plan liabilities are non-current liabilities recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense in the Company’s consolidated statements of operations. The calculation of the Deferred Compensation Plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line items captioned “Other non-current liabilities” on the Company’s consolidated balance sheets. The Company invests participant contributions in corporate-owned life insurance policies (COLIs), for which the cash surrender value is included in the line item captioned “Other non-current assets” on the Company’s consolidated balance sheets.

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017 represents the unaccreted discount related to deferred debt issuance costs.

(3)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

(4)
Under the terms of the Termination Agreement which was effective August 3, 2016 and was executed as part of our acquisition of certain assets from Teva Pharmaceuticals USA, Inc. and Allergan plc, the ("Teva Transaction"). the Company could be contractually obligated to make payments up to $40.0 million based on the achievement of certain commercial and time-based milestones associated with is methylphenidate hydrochloride product. A discounted cash flow calculation model was used to value the contingent consideration using significant unobservable inputs, including the probability and timing of successful product launch, the expected number of product competitors in the market at the time of launch (as defined in the Termination Agreement) and the expected number of such competitors in the market o the one-year launch anniversary date. The Company conducted a review of the underlying inputs and assumptions at March 31, 2018 and December 31, 2017, and based on timing and probability of the product launch, and corresponding number of competitors expected to be in the market at both launch and the one-year anniversary of launch, the Company concluded that the fair value of its contingent consideration was zero.

5.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	March 31, 2018	December 31, 2017
Gross accounts receivable (1)	$512,113	$634,059
Less: Rebate reserve	(112,019)	(181,611)
Less: Chargeback reserve	(100,516)	(136,891)
Less: Distribution services reserve	(16,545)	(11,037)
Less: Discount reserve	(10,801)	(14,344)
Less: Uncollectible accounts reserve (2)	(45,859)	(49,423)
Accounts receivable, net	$226,373	$240,753

(1)
Includes estimated $44.3 million as of March 31, 2018 and December 31, 2017, receivable due from Turing Pharmaceuticals AG ("Turing") for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities pursuant to an Asset Purchase Agreement between the Company and Turing dated August 7, 2015 (the "Turing APA"). In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local government programs, health plans and other health care providers for products sold under the Company's labeler code. Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing's marketing or selling related activities in connection with Daraprim®. Refer to "Note 18. Legal and Regulatory Matters" for a description of the Company's suit against Turing related to, among other matters, Turing's failure to reimburse the Company for chargebacks and Medicaid rebate liabilities when due.

(2)
As a result of the uncertainty of collection from Turing that developed during the first quarter of 2016, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represented the full amount of the estimated receivable due from Turing. During the fourth quarter of 2016, the Company received a $7.7 million payment from Turing. During the three month period ended March 31, 2018, there were no changes to the $44.3 million estimated receivable due from Turing that was fully reserved.

A rollforward of the rebate and chargeback reserves activity for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows (in thousands):

	Three Months Ended	Year Ended
Rebate reserve	March 31, 2018	December 31, 2017
Beginning balance	$181,611	$293,816
Provision recorded during the period for Impax Generics rebates	104,339	642,447
Credits issued during the period for Impax Generics rebates	(173,931)	(754,652)
Ending balance	$112,019	$181,611

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

	Three Months Ended	Year Ended
Chargeback reserve	March 31, 2018	December 31, 2017
Beginning balance	$136,891	$151,978
Provision recorded during the period	248,590	1,212,039
Credits issued during the period	(284,965)	(1,227,126)
Ending balance	$100,516	$136,891

6.  INVENTORY
Inventory, net of carrying value reserves, as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$65,275	$63,732
Work in process	12,510	3,046
Finished goods	94,272	104,187
Total inventory	172,057	170,965
Less: Non-current inventory	13,466	12,494
Total inventory - current	$158,591	$158,471

Inventory carrying value reserves were $55.0 million and $71.6 million at March 31, 2018 and December 31, 2017, respectively. The carrying value of unapproved inventory less reserves was $15.7 million and $19.3 million at March 31, 2018 and December 31, 2017, respectively.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$3,500	$3,500
Buildings and improvements	94,608	96,775
Equipment	82,639	82,442
Office furniture and equipment	10,527	11,082
Construction-in-progress	46,990	46,622
Property, plant and equipment, gross	238,264	240,421
Less: Accumulated depreciation	(114,976)	(115,608)
Property, plant and equipment, net	$123,288	$124,813

Depreciation expense was $2.9 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively.

Unpaid vendor invoices relating to purchases of property, plant and equipment of $0.6 million and $4.3 million, which were accrued as of March 31, 2018 and 2017, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.

8. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

Changes in the amount of intangible assets for the three months ended March 31, 2018 are set forth in the table below. The table shows the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the Company’s consolidated balance sheets presented (in thousands):

	Marketed Product Rights			IPR&D and Royalties	Total Company
	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Non-amortized Value	Intangible Assets, Net
Balance as of December 31, 2017	$430,009	$(205,545)	$224,464	$38,003	$262,467
Additions	—	—	—	1,000	1,000
Amortization	—	(14,473)	(14,473)	—	(14,473)
Balance as of March 31, 2018	$430,009	$(220,018)	$209,991	$39,003	$248,994

Amortization

The Company recognized amortization expense of $14.5 million for the three months ended March 31, 2018 and $17.2 million for the three months ended March 31, 2017, in cost of revenues in the consolidated statements of operations presented.

Impairment

The Company did not recognize any intangible asset impairment charges during the first quarter of 2018.

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

Goodwill

Goodwill had a carrying value on the Company's consolidated balance sheets of $207.3 million at both March 31, 2018 and December 31, 2017. At March 31, 2018, the Company attributed $147.6 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.

9. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	March 31, 2018	December 31, 2017
Payroll-related expenses	$16,267	$38,415
Product returns	80,781	76,293
Accrued shelf stock	13,165	7,525
Government rebates	52,934	73,970
Accrued litigation settlements (1)	51,900	4,900
Legal and professional fees	12,185	14,005
Estimated Teva and Allergan chargebacks and rebates (2)	13,277	13,277
Accrued profit sharing and royalty expenses	11,713	8,373
Other	16,454	11,369
Total accrued expenses	$268,676	$248,127

(1)	See “Note 18. Legal and Regulatory Matters” for a description of the claims and settlements.

(2)
In connection with our August 2016 acquisition of certain assets from Teva Pharmaceuticals USA, Inc. ("Teva") and Allergan plc ("Allergan") in the Teva Transaction, the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the Company's acquisition of the products. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of March 31, 2018, the Company had paid $29.1 million related to chargebacks and rebates on behalf of Teva and/or Allergan as described above and $13.3 million remained in accrued expenses on the Company's consolidated balance sheet.

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

A rollforward of the return reserve activity for the three months ended March 31, 2018 and the year ended December 31, 2017 is as follows (in thousands):

	Three Months Ended	Year Ended
Returns reserve	March 31, 2018	December 31, 2017
Beginning balance	$76,293	$72,888
Provision related to sales recorded in the period	19,709	47,709
Credits issued during the period	(15,221)	(44,304)
Ending balance	$80,781	$76,293

10. DEBT
Royal Bank of Canada Credit Facilities
On August 3, 2016, the Company entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the Company's existing Revolving Credit Facility Agreement (as amended and restated and amended to date, the "Amended and Restated Credit Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by the Company in accordance with the terms of the Amended and Restated Credit Agreement, (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million, and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021. On March 27, 2017, the Company entered into Amendment No. 1 by and among the Company, Royal Bank of Canada, as administrative agent, and the lenders party thereto (the “Amendment”) to the Amended and Restated Credit Agreement.

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company's and its restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company's and its restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, the Company must not permit its senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of March 31, 2018.

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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of March 31, 2018, $199.7 million Revolving Credit Facility remained available to the Company for working capital and other general corporate purposes.

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

For the three months ended March 31, 2018 and 2017, the Company recognized $4.7 million and $4.4 million, respectively, of interest expense related to the Term Loan Facility, of which $4.2 million and $3.8 million, respectively, was cash and $0.5 million and $0.6 million, respectively, was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of March 31, 2018, the Term Loan Facility had a carrying value of $313.0 million, of which $17.9 million is classified as current debt and $295.1 million is classified as long-term debt on the Company's consolidated balance sheets. The Term Loan Facility requires the Company to make quarterly principal payments of $5.0 million beginning December 2016 through June 2021, and the remaining principal balance is payable in August 2021. As of March 31, 2018, the outstanding principal amount for the Term Loan Facility was $320.0 million.

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

On November 6, 2017, the Company entered into a supplemental indenture (the “First Supplemental Indenture”) to the Indenture. The First Supplemental Indenture was entered into to effectuate certain amendments to the Indenture in connection with the consummation of Impax’s consent solicitation with respect to the Notes on October 30, 2017, seeking consents from holders of the Notes to the proposed amendments as set forth in the First Supplemental Indenture. See “Note 1. Basis of Presentation” for additional information on the BCA with Amneal. The First Supplemental Indenture (a) amends a covenant in the Indenture relating to the Company’s corporate existence, (b) allows the Company to satisfy its reporting requirements by providing reports of any parent entity, (c) adds a provision to the Indenture requiring the Company to make and consummate a tender offer for any outstanding notes under the Indenture, and (d) expressly authorizes the Company to consummate the transactions contemplated by the BCA.

Contracts in Entity’s Own Equity ("ASC 815-40")

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

At the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Therefore, in accordance with guidance found in FASB ASC 470-20, Debt with Conversion and Other Options, and FASB ASC Topic 815-15, Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt and will be accreted to interest expense over the term of the debt using the effective interest method. Although the Company subsequently amended the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock in December 2015, the debt discount remained and continues to be accreted to interest expense. See “Note 11. Stockholders’ Equity” for additional information.

In connection with the issuance of the Notes, the Company incurred $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This amount was also recorded on the Company’s consolidated balance sheets as a reduction to the carrying value of the debt and is being accreted to interest expense over the term of the debt using the effective interest method.

For the three months ended March 31, 2018 and March 31, 2017, the Company recognized $9.2 million and $8.7 million, respectively, of interest expense related to the Notes, of which $3.0 million and $3.0 million, respectively, was cash and $6.2 million and $5.7 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $476.0 million and $469.9 million as of March 31, 2018 and December 31, 2017, respectively. Accrued interest payable on the Notes of $3.5 million as of March 31, 2018 and $0.5 million as of December 31, 2017 is included in accrued expenses on the Company's consolidated balance sheets.

11. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of March 31, 2018 and December 31, 2017.

Common Stock

Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 74,080,636 shares have been issued and 73,836,907 shares were outstanding as of March 31, 2018. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of March 31, 2018 (in thousands):

Shares issued	74,081
Stock options outstanding(1)	3,042
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	96,065
(1)See “Note 13. Share-based Compensation.”
(2)See “Note 10. Debt.”

Warrants

As discussed in “Note 10. Debt,” on June 30, 2015, the Company entered into a series of Note Hedge Transactions and Warrant Transactions with a financial institution which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. Pursuant to the Warrant Transactions, the Company sold to a financial institution 9.47 million warrants to purchase the Company’s common stock, for which it received proceeds of $88.3 million. The warrants have an exercise price of $81.277 per share (subject to adjustment), are immediately exercisable, and have an expiration date of September 15, 2022.

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

Retained Earnings

Effective January 1, 2018, the Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) regarding the accounting for and disclosures of revenue recognition. The Company adopted the new guidance using the modified retrospective transition method, which resulted in a $0.4 million charge to opening retained earnings for 2018.

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

The following is a reconciliation of basic and diluted net loss per share of common stock for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018		2017
Basic Loss Per Common Share:
Net loss	$(130,932)		$(98,431)
Weighted-average common shares outstanding	72,266		71,594
Basic loss per share	$(1.81)		$(1.37)

Diluted Loss Per Common Share:
Net loss	$(130,932)		$(98,431)
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(1)
Adjusted net loss	$(130,932)		$(98,431)

Weighted-average common shares outstanding	72,266		71,594
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(2)	—	(2)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(1)
Diluted weighted-average common shares outstanding	72,266	(2)	71,594	(2)
Diluted loss per share	$(1.81)		$(1.37)

(1)
For the three months ended March 31, 2018 and 2017, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company’s outstanding Notes.

(2)
For the three months ended March 31, 2018 and 2017, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of March 31, 2018, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, included 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 3.04 million stock options outstanding and 1.56 million non-vested restricted stock awards. As of March 31, 2017, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 3.34 million stock options outstanding and 2.21 million non-vested restricted stock awards.

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
Impax Laboratories, Inc. Fourth Amended and Restated 2002 Equity Incentive Plan

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 18,050,000 shares. There were 2,192,269 and 2,324,997 stock options outstanding as of March 31, 2018 and December 31, 2017, respectively, and 1,560,684 and 1,861,489 non-vested restricted stock awards outstanding as of March 31, 2018 and December 31, 2017, respectively, under the 2002 Plan.

Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were zero stock options outstanding as of March 31, 2018 and December 31, 2017, under the 1999 Plan. The Company has ceased granting equity awards under the 1999 Plan.

Awards Granted Out of Plan - CEO Inducement

On March 27, 2017, the Company granted Paul M. Bisaro, its new President and Chief Executive Officer, an option to purchase 850,000 shares of the Company’s common stock pursuant to the terms of his Employment Agreement dated as of March 24, 2017 with the Company. The grant was made in accordance with NASDAQ’s employment inducement grant exemption and therefore was not granted under a stockholder approved plan. The grant is subject to the terms of an option agreement with Mr. Bisaro to evidence the award. There were 850,000 stock options outstanding related to this grant as of March 31, 2018.

The following table summarizes all of the Company's stock option activity for the current year through March 31, 2018:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	3,174,997	$18.36
Options exercised	(127,648)	9.28
Options forfeited	(5,080)	8.38
Outstanding at March 31, 2018	3,042,269	$18.76
Options exercisable at March 31, 2018	1,875,982	$20.08

As of March 31, 2018, stock options outstanding and exercisable had average remaining contractual lives of 6.59 years and 5.70 years, respectively. Also, as of March 31, 2018, stock options outstanding and exercisable each had aggregate intrinsic values of $13.7 million and $7.1 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $30.4 million.

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

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2017	1,861,489	$25.36
Vested	(103,144)	26.54
Forfeited	(197,661)	26.15
Non-vested at March 31, 2018	1,560,684	$25.19

Included in the 103,144 shares of restricted stock vested during the three months ended March 31, 2018 are 49,427 shares with a weighted-average fair value of $20.39 per share that were withheld for income tax withholding purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of March 31, 2018, the Company had 2,130,036 shares available for issuance of either stock options or restricted stock awards under the 2002 Plan. Although there were also 296,921 shares available for issuance under the 1999 Plan, the Company has ceased granting equity awards under this plan. Additionally, the Company had 1,499,596 shares available for issuance under its 2001 Non-Qualified Employee Stock Purchase Plan, as amended (“ESPP”). The Company's Board of Directors terminated the ESPP effective after the expiration of the final purchase period prior to December 31, 2017.

As of March 31, 2018, the Company had total unrecognized share-based compensation expense of $33.0 million related to all of its share-based awards, which is expected to be recognized over a weighted average period of 1.5 years. The intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $11.8 million and immaterial, respectively. The total fair value of restricted stock which vested during the three months ended March 31, 2018 and 2017 was $2.7 million and $2.3 million, respectively.

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

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$520	$1,584
Selling, general and administrative	3,196	1,423
Research and development	1,100	3,950
Total	$4,816	$6,957

14. RESTRUCTURINGS
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

•
Rationalizing the generic portfolio to eliminate low-value products and streamline operations such as the Company's divestment during the second quarter of 2017 of 29 ANDAs and one NDA for approved non-strategic generic products, the vast majority of which were not marketed, and all acquired as part of the Tower Acquisition, as described above under "Note 8. Intangible Assets and Goodwill."

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

Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. As of March 31, 2018 this plan has been completed. As a result of the restructuring, 215 positions were eliminated.

The Company incurred aggregate pre-tax charges of $43.6 million in connection with this plan through the period ended March 31, 2018 and does not anticipate any future charges. The following is a summary of the cumulative charges incurred by major type of cost (in thousands):

Type of Cost	Amount Incurred
Employee retention and severance payments	$12,752
Technical transfer of products	9,716
Asset impairment and accelerated depreciation charges	20,900
Facilities lease terminations and asset retirement obligations	209
Legal and professional fees	9
Total estimated restructuring charges	$43,586

Employee retention and severance payments are being accrued over the estimated service period. For the three months ended March 31, 2018 and 2017 the Company recorded expense of $0.2 million and $4.3 million, respectively, to cost of revenues on the consolidated statement of operations.

For the three months ended March 31, 2018 and March 31, 2017, the Company incurred charges to general and administrative expenses as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee retention and severance payments	$25	$1,480
Technical transfer of products	172	1,188
Asset impairment and accelerated depreciation charges	—	1,561
Facilities lease terminations and asset retirement obligations	—	93
Total	$197	$4,322

A rollforward of the charges incurred to general and administrative expense for the three months ended March 31, 2018 is as follows (in thousands):

	Balance as of	Expensed/			Balance as of
	December 31, 2017	Accrued Expense	Cash Payments	Non-Cash Items	March 31, 2018
Employee retention and severance payments	$7,386	$25	$(7,073)	$—	$338
Technical transfer of products	—	172	(172)	—	—
Legal and professional fees	209	—	—	—	209
Total	$7,595	$197	$(7,245)	$—	$547

As of March 31, 2018 the Company recognized a liability of $0.5 million, in accrued expenses on the Company's consolidated balance sheet and anticipates remaining payments to be made through the second quarter of 2018.

Middlesex, New Jersey Generic R&D

In May 2017, as part of its Consolidation and Improvement Plan, the Company announced its plan to close its Middlesex, New Jersey Generic R&D site and consolidate all Generic R&D activities to its Hayward, California facility. As a result, the Company eliminated a total of 31 positions in Middlesex. In connection with this Generic R&D consolidation, the Company incurred aggregate pre-tax charges for employee termination benefits, program termination costs and accelerated depreciation charges of $3.4 million through the end of 2017. As of March 31, 2018, $2.8 million of employee termination benefits and program termination costs had been paid.

Sale of Middlesex, New Jersey Assets

In the fourth quarter of 2017, management completed an evaluation of the assets located at the Company's Middlesex, New Jersey facilities in accordance with ASC 360 - Property, Plant and Equipment ("ASC 360") to determine whether all of the "held for sale" criteria under subsection 360-10-45-9 has been met. Based upon management's evaluation of the criteria under ASC 360, the Middlesex, New Jersey assets were determined to meet all of the "held for sale" criteria. As a result, the Company completed an impairment assessment related to the new book value of the assets of $5.6 million and based upon the estimated fair value less estimated costs to sell the assets the Company recorded a fixed asset impairment charges of $3.3 million in the Generic segment of its consolidated statement of operation for the year ended December 31, 2017.

On January 16, 2018, the Company sold all of its outstanding membership interest in CorePharma LLC, its wholly-owned subsidiary that held certain assets and leases to the Middlesex, New Jersey facility, including certain specified assets within the entity, to a third party for a purchase price of $2.2 million and received the cash during the first quarter of 2018.

Technical Operations Reduction-in-Force

In March 2017, the Company's management determined that a reduction-in-force was necessary in the Company's technical operations group in order to achieve greater operational efficiencies and to further streamline the organization. The Company identified 48 positions for elimination and recognized all expense as of December 31, 2017. In connection with this reduction-in-force, the Company incurred aggregate pre-tax charges for employee termination benefits and other associated costs of $3.7 million through the end of 2017. For the three months ended March 31, 2018 and 2017, the Company recorded $0.0 million and $1.8 million, respectively, of employee termination benefits and other associated costs to cost of revenues on the consolidated statement of operations. The accrued balance of $1.7 million as of December 31, 2017 was paid during the first quarter of 2018.

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

Following the "held and used" determination, management next evaluated the Taiwan facility for recoverability. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. As the activities at the Taiwan facility were primarily focused on manufacturing Rytary®, which product represented the majority of the unit volume produced and cash flows generated, the Taiwan facility was included in the Impax Specialty Pharma asset group. Based upon the cash flows expected to be generated by the Impax Specialty Pharma asset group, management determined that there was no impairment of the asset group which included the Taiwan facility as of May 31, 2017.

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

On February 6, 2018, the Company completed its sale of the outstanding shares of Impax Laboratories (Taiwan), Inc. to Bora Pharmaceuticals C. Ltd ("Bora") for $16.5 million in cash, a $2.0 million note receivable and customary working capital settlement. In connection with closing this transaction and settling working capital, the Company recorded an additional loss on disposal of $1.2 million primarily related to final working capital adjustments. As a result of the sale, the Company reclassified foreign currency translation adjustments, a gain, of $0.8 million from accumulated other comprehensive income to loss on sale of assets on the consolidated statement of operations.

15. INCOME TAXES
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2017, however, the Company began using the discrete effective tax rate method to calculate taxes. The Company had determined that since small changes in estimated “ordinary” income (or loss) would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2017.

During the three months ended March 31, 2018 and 2017, the Company recognized an aggregate consolidated tax benefit of ($7.3) million and aggregate consolidated tax expense of $30.9 million, respectively, for U.S. domestic and foreign income taxes. The effective tax rates for the three month periods ended March 31, 2018 and 2017 were 5.3% and (45.8)%, respectively. The amount of tax benefit recorded for the three months ended March 31, 2018 and the tax expense recorded for the three months ended March 31, 2017 reflect the Company’s estimates as of such dates using the discrete effective tax rate method.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective evidence that management evaluated was the cumulative loss incurred over the three year period ended December 31, 2017. Such objective evidence limits management's ability to consider other subjective evidence, such as projected taxable income.

On the basis of this evaluation, as of December 31, 2017, the Company recorded a valuation allowance of $185.9 million. During the three months ended March 31, 2018, the Company considered new evidence, both positive and negative, that could impact the Company's assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended March 31, 2018, an additional valuation allowance in the amount of $22.6 million was recorded against the gross deferred tax asset balance for a total valuation allowance of $208.5 million as of March 31, 2018.

Although the Company continued to be in a three year cumulative loss as of the first quarter 2018 and incurred a loss in the first quarter of 2018, the Company recorded a tax benefit of ($7.3) million due to its ability to fully utilize the carryback of the $20.7 million capital loss on the sale of its Taiwan subsidiary in February 2018. Under the Internal Revenue Code's ordering of losses rules, the capital loss amount displaced the Net Operating Loss (NOL) previously utilized and the amount is essentially converted into an NOL before being carried back three years. This $20.7 million capital loss carryback loss was able to be benefited at the 35% rate in the 2015 carryback year.

16. ALLIANCE AND COLLABORATION AGREEMENTS
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

License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. Pursuant to the terms of the Amended and Restated Shire Agreement, the Company is required to pay to Shire a specified profit share based on sales of the AG Product and a specified profit share based on sales of the Company's generic Adderall XR® product. The Company began selling its generic Adderall XR® product during the second quarter of 2016. The Company accrued a profit share payable to Shire of $0.1 million and $0.8 million during the three months ended March 31, 2018 and 2017, respectively, based on sales of the AG Product and the Company's generic Adderall XR® product, in each case with a corresponding charge included in the costs of revenues line on the consolidated statements of operations.

Development, Supply and Distribution Agreement with Tolmar, Inc.
In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including 10 currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and selling of the products. As of March 31, 2018, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar up to an aggregate amount of $25.0 million upon the achievement of certain specified milestone events. As of March 31, 2018, the Company had paid a total of $20.0 million to Tolmar upon the achievement of certain specified milestone events, including $12.0 million upon the achievement of a regulatory milestone event and $5.0 million upon the achievement of a commercialization event, and does not currently expect to make any additional milestone payments under the agreement. The Company is also required to pay a profit share to Tolmar on sales of the topical products, of which it accrued a profit share payable to Tolmar of $0.6 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations.

Strategic Alliance Agreement with Teva

The Company is a party to a Strategic Alliance Agreement dated as of June 27, 2001 with Teva, which was subsequently amended ("Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. As of March 31, 2018, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the Teva Agreement.

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, the Company entered into an agreement with AstraZeneca UK Limited to distribute branded products under the terms of a Distribution, License, Development and Supply Agreement ("AZ Agreement"). The parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted to the Company an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on the Company’s behalf and AstraZeneca paid to the Company the gross profit on such Zomig® products. Under the terms of the AZ Amendment, under certain conditions and depending on the nature and terms of the study agreed to with the FDA, the Company agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for the Company conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. In the event the royalty reduction amounts exceed the royalty payments payable by the Company to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay the Company an amount equal to the difference between the royalty reduction amount and the royalty payment payable by the Company to AstraZeneca. The Company’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment.

In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company accrued a royalty payable to AstraZeneca of $2.2 million and $3.3 million during the three months ended March 31, 2018 and 2017, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

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

17. COMMITMENTS AND CONTINGENCIES
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
Purchase Order Commitments
As of March 31, 2018, the Company had $103.5 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

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

The uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. For the Company’s generic products division, the potential consequences in the event of an unfavorable outcome in such litigation include delaying launch of its generic products until patent expiration. If the Company were to launch its generic product prior to successful resolution of a patent litigation, the Company could be liable for potential damages measured by the profits lost by the branded product manufacturer rather than the profits earned by the Company if is found to infringe a valid, enforceable patent. For the Company’s branded products division, an unfavorable outcome may significantly accelerate generic competition ahead of expiration of the patents covering the Company’s branded products. All such litigation typically involves significant expense.

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

Patent Infringement Litigation

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH filed suit against ThoRx Laboratories, Inc., a wholly-owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In June 2016, the Court entered an amended judgment in both cases that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo and Grunenthal. The Court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the Court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. Appeals in these cases are pending. The appeals with respect to the Grunenthal patents are stayed. The Company and ThoRx moved to dismiss the appeals concerning the Endo patents. That motion is pending.

In November 2014, Endo Pharmaceuticals Inc. and Mallinckrodt LLC filed suit against the Company in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the Company’s Oxymorphone hydrochloride ANDA described above. Also in November 2014, Endo and Mallinckrodt filed a separate suit in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of ThoRx’s Oxymorphone hydrochloride ANDA described above. ThoRx and the Company filed an answer and counterclaim to those suits in which they are named as a defendant. The cases were dismissed in February 2018.

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. The case went to trial in September 2016. On March 29, 2017, the District Court issued a Trial Opinion finding the asserted patents valid and infringed. On April 17, 2017, the District Court entered a Final Judgment and Injunction that, inter alia, bars FDA approval of Lannett’s proposed generic product prior to May 29, 2021. On May 12, 2017, Lannett filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Briefing of Lannett’s appeal has been completed and oral argument occurred on April 5, 2018.

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

Impax Laboratories Inc., et al. v. Actavis Laboratories FL, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, the Company filed suit against Actavis Laboratories FL, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement of U.S. Patent Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; 9,089,607; 9,089,608, based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. The Company filed related actions alleging infringement of later-issued U.S. Patent No. 9,463,246 in December 2016 and of later-issued U.S. Patent No. 9,533,046 in May 2017. Both related actions were consolidated with the lead action. On December 15, 2017, the Patent and Trademark Office issued an Ex Parte Reexamination Certificate canceling all claims of the ‘427 patent; the parties subsequently stipulated to dismiss with prejudice all claims and counterclaims relating to the ‘427 patent. Fact discovery and claim construction briefing have concluded and a claim construction hearing was held on April 26, 2017. On May 9, 2017, the District Court issued a decision interpreting certain claim terms in dispute in the litigation. Subject to reservation of all rights to appeal the Court’s May 9, 2017 decision, the parties stipulated to dismiss without prejudice all claims and counterclaims relating to the ‘474, ‘998, and ‘607 patents, and the Court entered an order recognizing this stipulation on June 8, 2017. The parties have completed expert discovery and Actavis filed a summary judgment motion on October 23, 2017. On March 8, 2018, the Court issued an Opinion and Order, granting in part Actavis’s motion for summary judgment. A four day trial is scheduled to begin on May 14, 2018.

Impax Laboratories, Inc. v. Sandoz Inc. (Rytary®)

On March 31, 2017, the Company filed suit against Sandoz Inc. in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent Nos. 7,094,427; 8,377,474; 8,454,998; 8,557,283; 9,089,607; 9,089,608; 9,463,246; and 9,533,046, based on the filing of Sandoz’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Sandoz answered the complaint on March 22, 2018. Fact discovery has not yet commenced.

Impax Laboratories, Inc. v. Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (Rytary®)
On December 21, 2017, Impax filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. (collectively, “Zydus”) in the United States District Court for the District of New Jersey, alleging infringement of U.S. Patent No. 9,089,608, based on the filing of Zydus’s ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Zydus has not yet answered or otherwise responded to the Complaint.

Bristol-Myers Squibb Company, et al. v. Impax Laboratories, Inc.(Apixiban)

On April 10, 2017, Bristol-Myers Squibb Company and Pfizer Inc. filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Apixaban Tablets, 2.5 mg and 5 mg, generic to Eliquis®. The Company responded to the complaint on June 2, 2017 and Plaintiffs further responded on June 22, 2017. On September 22, 2017, the parties jointly filed a proposed schedule with the Court, proposing that the Company’s case and a number of related cases be consolidated. On November 3, 2017, the Court consolidated the related cases and set the case schedule. Fact discovery has commenced. The trial is scheduled for October 15, 2019.

Biogen MA Inc. v. Impax Laboratories, Inc. (Dimethyl Fumarate)

On June 26, 2017, Biogen MA Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dimethyl Fumarate 120 and 240 mg capsules, generic to Tecfidera®. The Company answered the complaint on October 16, 2017. On February 2, 2017, the Court consolidated the related cases and set the case schedule. A trial with respect to this complaint by Biogen MA Inc. is scheduled to begin on December 9, 2019.

On March 5, 2018, Biogen International GmbH filed a complaint in the matter Biogen International GmbH v. Impax Laboratories, Inc., based on the same ANDA, alleging infringement of two additional patents. The Company answered that complaint on March 26, 2018. No further schedule has been set with respect to this complaint.

Shire Development LLC, et al. v. Impax Laboratories, Inc. (Amphetamine Mixed Salts)

On April 13, 2018, Shire Development LLC, Shire LLC, and Shire US Inc. filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Amphetamine Mixed Salts Extended Release Oral Capsules, 12.5 mg, 25 mg, 37.5 mg, and 50 mg, generic to Mydayis®. The Company has not yet responded to the complaint, and no schedule has yet been set for the case.

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

The consolidated amended complaints allege that Medicis engaged in anticompetitive schemes by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On August 14, 2015, the District Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaints. On October 16, 2017, the Court certified the Direct Purchaser Plaintiffs’ and End-Payor Plaintiffs’ classes. On October 30, 2017, the Company filed a petition for interlocutor appeal challenging the Court’s certification of the End-Payor Plaintiffs’ class and motions for Summary Judgment were filed on November 1, 2017. On January 25, 2018, the Court denied Plaintiffs’ and Impax’s summary judgment motions. Trial began on March 12, 2018. During March 2018, the Company separately settled all claims with the direct purchaser plaintiff class, retailer plaintiffs and the end payor plaintiff class for a total settlement amount of $84.5 million.  The settlements with the class plaintiffs are subject to court approval. The settlement with the direct purchaser plaintiff class was preliminarily approved by the Court on March 12, 2018, and a fairness hearing is scheduled for July 11, 2018. The settlement with the end payor plaintiff class was preliminarily approved by the Court on April 5, 2018.

Opana ER® FTC Antitrust Suit

On February 25, 2014, the Company received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against the Company, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against the Company, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against the Company with similar allegations regarding the Company’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER. The Company filed its answer to the Administrative Complaint on February 7, 2017. Trial concluded on November 15, 2017. Post-trial briefing is complete and closing arguments were held on February 15, 2018. A decision is pending.

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

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation.” On January 27, 2017, plaintiffs filed two consolidated class action complaints. With respect to doxycycline, the plaintiffs dropped their allegations against the Company. On March 28, 2017, the Company, separately and along with other defendants, filed motions to dismiss the digoxin class action complaint. On April 6, 2017, the Judicial Panel on Multidistrict Litigation ordered the consolidation of all civil actions involving allegations of antitrust conspiracies in the generic pharmaceutical industry regarding 18 generic drugs to the Eastern District of Pennsylvania. The consolidated actions have been renamed In re Generic Pharmaceuticals Pricing Antitrust Litigation. On October 6, 2017, the Company filed a motion to dismiss the digoxin complaint. Briefing on the motion to dismiss is complete and a decision is pending. On February 9, 2018, the Court issued an order denying the discovery stay and allowing certain fact discovery to proceed.
On January 19, 2018, Plaintiffs The Kroger Co., Albertsons Companies, LLC, and H.E. Butt Grocery Company L.P., opt-outs, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against 35 companies, including Impax, alleging a conspiracy to fix, maintain and/or stabilize prices of 30 drugs and specifically digoxin and lidocaine/prilocaine with respect to Impax. No schedule has been set.

AWP Litigation

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania. On May 17, 2016, this case was stayed. On January 18, 2017, the Company, along with the other defendants, filed a joint motion to dismiss the complaint. On September 15, 2017, the Court dismissed the complaint with prejudice. The time period to file an appeal has lapsed.

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

Impax Laboratories, Inc. v. Turing Pharmaceuticals AG

On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”). Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $40.9 million and for future amounts that may be due. Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, the Company filed a motion for summary judgment. The District Court issued its order on September 29, 2017. The Court found that Turing breached the Purchase Agreement by failing to reimburse the Company for Medicaid rebate liability, however, the Court also found that the Company breached the Purchase Agreement by not filing a restatement with the Centers for Medicare and Medicaid Services at Turing’s request. Therefore, the Company was not entitled to damages. On October 13, 2017, the Company filed a Motion for Clarification/Reconsideration of the Summary Judgment Order. Briefing on the motion is complete and a decision is pending.

Telephone Consumer Protection Act Cases

On January 31, 2017, Plaintiff Family Medicine Pharmacy LLC filed a class action complaint in the United States District Court for the Southern District of Alabama on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act of 2005 (the "Telephone Consumer Protection Act"). On March 27, 2017, the Company filed a motion to dismiss the complaint and plaintiff filed an amended complaint on April 10, 2017. On July 18, 2017, the parties reached an agreement in principle regarding the class settlement. On September 29, 2017, the District Court preliminarily approved the proposed class settlement. The Court held a hearing on March 6, 2018 and issued an order with final approval of the proposed class settlement.

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

Securities Class Actions related to the Combination

On December 12, 2017 and December 14, 2017, Plaintiffs Susan Vana and David Stone, respectively, filed class action complaints in the United States District Court for the Northern District of California on behalf of themselves and others similarly situated against the Company alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 generally alleging that the Registration Statement on Form S-4 related to the proposed business combination with Amneal Pharmaceuticals, LLC (“Amneal”) contains false and misleading statements and/or omissions concerning the financial projections of the Company, Amneal, and New Amneal; Morgan Stanley & Co. LLC’s valuation analyses and Fairness Opinions relating to the Company and Amneal; potential conflicts of interest associated with one of the Company’s financial advisors and the proposed business combination with Amneal; and background information of the proposed business combination, including confidentiality agreements entered into by the Company in connection with the Combination. On April 4, 2018, plaintiffs filed a Stipulation and Proposed Order voluntarily dismissing the actions and on April 5, 2018, the court issued an order to dismiss the actions. By no later than June 1, 2018, plaintiffs shall file any petition and supporting papers for an award of attorneys’ fees and expenses.

Teva v. Impax Laboratories, Inc.

On February 15, 2017, Plaintiffs Teva Pharmaceuticals USA, Inc. and Teva Pharmaceuticals Curacao N.V. (“Teva”) filed a Praecipe to Issue Writ of Summons and Writ of Summons (precursor to a complaint) in the Philadelphia County Court of Common Pleas against the Company alleging that the Company breached the Strategic Alliance Agreement between the parties by not indemnifying Teva in its two litigations with GlaxoSmithKline LLC regarding Wellbutrin® XL. The Company filed a Motion to Disqualify Teva’s counsel related to the matter, and on August 23, 2017, the Court denied the Company’s motion. Following the Court’s order, Teva filed its complaint. The Company has filed its appeal regarding the disqualification order, and oral argument was held on April 10, 2018. The matter is currently stayed.

California Wage and Hour Class Action

On August 3, 2017, Plaintiff Emielou Williams filed a class action complaint in the Superior Court for the State of California in the County of Alameda on behalf of herself and others similarly situated against the Company alleging violation of California Business and Professions Code section 17200 by violating various California wage and hour laws. On October 10, 2017, the Company filed a Demurrer and Motion to Strike Class Allegations. On December 12, 2017, the Court overruled Impax’s Demurrer to Plaintiff’s individual claims, however, it struck all of Plaintiff’s class allegations. On March 13, 2018, Plaintiff filed her First Amended Complaint once again including the same class allegations. The Company filed a Demurrer and Motion to Strike Class Allegations on April 12, 2018 and hearing is scheduled for May 25, 2018. Discovery is ongoing.

American Resources Insurance Company, Inc. Class Action

On March 28, 2018, Plaintiff American Resources Insurance Company, Inc. filed a class action complaint in the United States District Court for the Southern District of Alabama on behalf of itself and others similarly situated against the Company and several other drug manufacturers and distributors alleging violations of the RICO statute, negligence, fraud, unjust enrichment, and subrogation with respect to the sale and distribution of opioids. No schedule has been set.

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

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and "Item 15. Exhibits and Financial Statement Schedules - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies" to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2018	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$83,141	$59,214	$—	$142,355
Cost of revenues	95,037	17,038	—	112,075
Selling, general and administrative	7,556	17,620	32,147	57,323
Research and development	9,616	2,680	—	12,296
Litigation, settlements and related charges	84,597	940	—	85,537
(Loss) income before income taxes	$(113,665)	$20,936	$(45,493)	$(138,222)

Three Months Ended March 31, 2017	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$134,147	$50,256	$—	$184,403
Cost of revenues	103,335	16,897	—	120,232
Cost of revenues impairment charges	39,280	—	—	39,280
Selling, general and administrative	6,468	16,330	24,257	47,055
Research and development	17,396	5,093	—	22,489
In-process research and development impairment charges	6,079	—	—	6,079
Litigation, settlements and related charges	368	704	—	1,072
(Loss) income before income taxes	$(38,779)	$11,232	$(39,983)	$(67,530)

Significant Products
The Company generally consolidates net revenue by "product family," meaning that it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company's significant product families, as determined based on net revenue, and their percentage of the Company's consolidated net revenue for each of the three months ended March 31, 2018 and 2017 are set forth below (in thousands):

Segment	Product Family	Three Months Ended March 31, 2018
		$	%
Impax Specialty Pharma	Rytary® family	$26,508	19%	(1)
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$14,783	10%	(2)
Impax Specialty Pharma	Albenza family	$13,607	10%	(3)
Impax Specialty Pharma	Oxymorphone HCI ER family	$13,387	9%	(4)
Impax Specialty Pharma	Zomig® family	$10,478	7%	(5)

Segment	Product Family	Three Months Ended March 31, 2017
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$20,318	11%	(2)
Impax Generics	Rytary® family	$19,905	11%	(1)
Impax Specialty Pharma	Oxymorphone HCI ER family	$18,970	10%	(4)
Impax Specialty Pharma	Budesonide family	$15,827	9%	(6)
Impax Generics	Amphetamine Salts ER (CII) family (generic Adderall®)	$12,173	7%	(7)

(1) Rytary® product family consists of the capsules product in four different strengths and is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication.

(2) Epinephrine Auto-Injector (generic Adrenaclick®) product family consists of the injector product in two different strengths and is indicated in the emergency treatment of allergic reactions (Type 1) including anaphylaxis.

(3) Albenza® product family consists of one strength and is indicated for the treatment of parenchymal neurocysticercosis due to active lesions caused by larval forms of the pork tapeworm, Taenia solium and the treatment of cystic hydatid disease of the liver, lung and peritoneum, caused by the larval form of the dog tapeworm, Echinococcus granulosus.

(4) Oxymorphone Hydrochloride Extended Release product family consists of the oxymorphone hydrochloride extended release tablet formulation of the product in seven different strengths and is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

(5) Zomig® product family consists of products in tablet, orally disintegrating tablet and nasal spray dosage forms, each dosage form in two different strengths, and is indicated for the acute treatment of migraine with or without aura in adults. Zomig® (zolmitriptan) Nasal Spray is also indicated in pediatric patients 12 years of age or older.

(6) Budesonide product family consists of the budesonide inhalation suspension formulation of the product in two different strengths and is indicated for the maintenance treatment of asthma and as prophylactic therapy in children 12 months to eight years of age.

(7) Amphetamine Salts extended release (ER) capsules, CII (generic Adderall XR®) product family consists of the capsules product in six different strengths and is indicated for the treatment of attention deficit hyperactivity disorder.

Foreign Operations
During 2017 we announced that we entered into a stock and asset purchase agreement with Bora Pharmaceuticals Co., Ltd., pursuant to which we agreed to sell Impax Taiwan, our wholly-owned subsidiary which owns our manufacturing facility in Taiwan, R.O.C. The sale of Impax Taiwan subsequently closed in February 2018. On the Company's consolidated balance sheets at March 31, 2018 and December 31, 2017, Impax Taiwan represents $0.0 million and $22.9 million, respectively, of net carrying value of assets, composed principally of a building and manufacturing equipment which are included in assets and liabilities held for sale. See "Note 14. Restructurings" for additional information related to the closure or sale of the Taiwan facility.

20. SUPPLEMENTARY FINANCIAL INFORMATION
Selected financial information for the quarterly period noted is as follows:

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2018
Revenue:
Impax Generics, gross	$474,043
Less:
Chargebacks	240,041
Rebates	104,339
Product Returns	16,174
Other credits	31,329
Impax Generic Product sales, net	82,160

Rx Partner	909
Other Revenues	72
Impax Generic Division revenues, net	83,141

Impax Specialty Pharma, gross	97,215
Less:
Chargebacks	8,548
Rebates	5,601
Product Returns	3,535
Other credits	20,317
Impax Specialty Pharma, net	59,214

Total revenues	142,355

Gross Profit	30,280

Net Loss	$(130,932)

Net loss per common share:
Basic	$(1.81)
Diluted	$(1.81)

Weighted-average common shares outstanding:
Basic	72,265,794
Diluted	72,265,794

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2017
Revenue:
Impax Generics, gross	$630,672
Less:
Chargebacks	298,744
Rebates	164,792
Product Returns	9,733
Other credits	28,481
Impax Generic Product sales, net	128,922

Rx Partner	5,159
Other Revenues	66
Impax Generic Division revenues, net	134,147

Impax Specialty Pharma, gross	84,133
Less:
Chargebacks	9,828
Rebates	4,483
Product Returns	1,844
Other credits	17,722
Impax Specialty Pharma, net	50,256

Other Revenues	—
Impax Specialty Pharma, net	50,256

Total revenues	184,403

Gross profit	24,891

Net loss	$(98,431)

Net loss per common share:
Basic	$(1.37)
Diluted	$(1.37)

Weighted-average common shares outstanding:
Basic	71,594,472
Diluted	71,594,472

21. SUBSEQUENT EVENTS

As described in “Note 1. Basis of Presentation” Impax completed its business combination with Amneal on May 4, 2018 pursuant to the BCA. The following events occurred subsequent to the closing (the “Closing”) of the transactions contemplated by the BCA:

•
Shares of Impax common stock ceased trading on the NASDAQ Global Select Market (“Nasdaq”) at the close of business on May 4, 2018.  On May 4, 2018, Nasdaq filed a notification on Form 25 with the SEC with respect to shares of Impax common stock to request removal of Impax common stock from listing on the NASDAQ and from registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended.

•
In accordance with the terms of the BCA, in connection with the Closing on May 4, 2018, (i) each share of Impax common stock was cancelled and automatically converted into the right to receive one fully paid and nonassessable share of Class A common stock of Amneal Pharmaceuticals, Inc. (“Class A Common Stock”); (ii) approximately 1.3 million of Impax common stock issued with respect to unvested restricted stock awards issued and outstanding immediately prior to the Closing were fully vested and exchanged for shares of Class A Common Stock; and (iii) approximately 3.0 million outstanding stock options issued under the Impax equity plans or as inducement grants outstanding immediately prior to the Closing were fully vested and exchanged into for options to acquire a number of shares of Class A Common Stock equal to the number of shares of Impax Common Stock subject to such Impax Option immediately prior to the Closing at a price per share equal to the exercise price per share of Impax common stock otherwise purchasable pursuant to such Impax option.

•
In connection with the Closing, the Company repaid in full all outstanding amounts under its Amended and Restated Credit Agreement, dated as of August 3, 2016 and as amended on March 27, 2017 by and among Impax, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and other parties from time to time party thereto (the “Credit Agreement”), and terminated the Credit Agreement and all commitments by the lenders to extent further credit thereunder.

•
In connection with the Closing, on May 4, 2018, the Company, Amneal Pharmaceuticals, Inc. and Wilmington Trust, National Association, as trustee (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) with respect to the Indenture dated as of June 30, 2015 (the “Indenture”), as amended by the First Supplemental Indenture dated as of November 6, 2017, governing the Company’s 2.00% Convertible Senior Notes due 2022 (the “Notes”). The Second Supplemental Indenture (x) made New Amneal a party to the Indenture and (y) changed the right to convert each $1,000 principal amount of the Notes into a right to convert such principal amount of Notes into shares of Class A Common Stock, cash or a combination of cash and shares of Class A Common Stock, at the Company’s election, in each case reflecting a conversion rate of 15.7853 shares of Class A Common Stock per $1,000 principal amount of Notes surrendered for conversion.

Further, as described in “Note 10. Debt”, concurrently with the offering of the Notes, the Company had entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with respect to shares of the Company’s common stock with Royal Bank of Canada (the “Counterparty”). On May 7, 2018 Impax and the Counterparty entered into a termination agreement terminating in full the Convertible Note Hedge Transactions and the Warrant Transactions (the “Termination Agreement”).

•
As of May 4, 2018 and subsequent to that date, certain executives separated from their respective positions at Impax. Each of these separations constituted a termination of employment by Impax without cause following a change of control for purposes of the executives’ respective employment agreements. These executives will receive certain termination benefits during the second quarter in accordance with their employment agreements.

The foregoing subsequent events did not impact the Impax Statement of Operations, Balance Sheet or Cash Flow Statement for the quarter ended March 31, 2018.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, risks related to acquisitions of or investments in technologies, products or businesses, risks relating to goodwill and intangibles, the reduction or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of continuing consolidation of our customer base, our ability to sustain profitability and positive cash flows, the impact of any valuation allowance on our deferred tax assets, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities or at our third party suppliers, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements to settle patent litigations, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of Numient® (IPX066) outside of the United States and Taiwan, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of global economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by cyberattacks or other third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms, risks related to our business combination with Amneal Pharmaceuticals, LLC (“Amneal”), including challenges related to our integration with Amneal after the closing and the transaction costs related to the combination and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2017. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.
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

Effective on May 4, 2018, we completed the previously announced business combination with Amneal Pharmaceuticals LLC (“Amneal”) pursuant to the Business Combination Agreement dated October 17, 2017, as amended  on November 21, 2017 and December 16, 2017 (the “BCA”) with Atlas Holdings, Inc. (now Amneal Pharmaceuticals, Inc., as described below), a Delaware corporation and a then wholly-owned subsidiary of the Company (“Holdco”), K2 Merger Sub Corporation, a Delaware corporation and a then wholly-owned subsidiary of Holdco (“Merger Sub”), and Amneal. The Business Combination Agreement was unanimously approved by our board of directors on October 16, 2017 and approved by the Company's shareholders on March 27, 2018.

At the closing of the transactions contemplated by the BCA, (i) Merger Sub merged with and into our company (the “Impax Merger”), with our company surviving the Impax Merger as a direct wholly-owned subsidiary of Holdco, (ii) each share of our common stock, par value $0.01 per share (“Company Common Stock”), issued and outstanding immediately prior to the Impax Merger, other than our Common Stock held by us in treasury, by Amneal or by any of their respective subsidiaries, was converted into the right to receive one fully paid and nonassessable share of Class A common stock of Holdco, par value $0.01 per share (“Holdco Class A Common Stock”), (iii) we converted to a limited liability company pursuant to the General Corporation Law of the State of Delaware and the Delaware Limited Liability Company Act, (iv) Holdco contributed to Amneal all of Holdco’s equity interests in our company to Amneal, in exchange for common units of Amneal (the “Contribution”), (v) Holdco issued an aggregate number of shares of Class B common stock of Holdco, par value $0.01 per share (“Holdco Class B Common Stock”, and together with Holdco Class A Common Stock, “Holdco Common Stock”) to the existing members of Amneal (the “Amneal Members”) and (vi) Holdco became the managing member of Amneal. In connection with the Closing, Holdco was renamed Amneal Pharmaceuticals, Inc. (“New Amneal”).

Immediately following the Closing, (i) the Amneal Members held 100% of Holdco Class B Common Stock, which, together with their common units of Amneal, represented approximately 75% of the voting power and economic interests in New Amneal, and (ii) our stockholders immediately prior to the Closing held 100% of the Holdco Class A Common Stock, which represented approximately 25% of the voting power and economic interests in New Amneal.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
Total revenues	$142,355	$184,403	$(42,048)	(23)%
Gross profit	30,280	24,891	5,389	22%
Loss from operations	(124,876)	(51,804)	(73,072)	*
Loss before income taxes	(138,222)	(67,530)	(70,692)	*
(Benefit from) provision for income taxes	(7,290)	30,901	(38,191)	*
Net loss	$(130,932)	$(98,431)	$(32,501)	(33)%
* Percentage exceeds 100%

Consolidated total revenues for the three month period ended March 31, 2018 decreased by 23%, or $42.0 million, to $142.4 million compared to $184.4 million for the three month period ended March 31, 2017. The decrease was attributable to lower Impax Generics division product sales, partially offset by higher Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 13.1%, while volumes for existing products decreased consolidated total revenues by 11.7%, in each case compared to the same period of 2017. The decrease in selling price was primarily the result of additional competition during the three month period ended March 31, 2018 in fenofibrate, budesonide, diclofenac gel and generic Adderall XR®. The volume decrease was primarily due to discontinuation of certain product productions and increased competition. New product launches increased consolidated total revenues by 2.0% compared to the same period of 2017.

Revenues from our Impax Generics division decreased by $51.0 million during the three month period ended March 31, 2018, as compared to the prior year period. The decrease was primarily due to lower sales of budesonide, generic Adderall XR®, oxymorphone ER, epinephrine auto-injector, fenofibrate, diclofenac gel and metaxalone in each case compared to the prior year period.

Revenues from our Impax Specialty Pharma division increased by $9.0 million during the three month period ended March 31, 2018, as compared to the prior year period. The increase was primarily due to higher sales of Rytary® and of our anthelmintic products franchise, in each case compared to the prior year period.

Net loss for the three month period ended March 31, 2018 was $130.9 million, an increase of $32.5 million compared to a net loss of $98.4 million for the three month period ended March 31, 2017. The increase in net loss for the three month period ended March 31, 2018 as compared to the prior year period was primarily due to a $84.5 million litigation charge related to our settlement of claims with the plaintiffs in the class action antitrust suits related to Solodyn® during the period. See “Note 18. Legal and Regulatory Matters” for a description of the claims and settlement. The litigation settlement charge was partially offset by a $38.2 million reduction in tax expense and an approximate $45.4 million reduction in intangible asset impairment charges for which there were no comparable charges during the current year period.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
Revenues:
Impax Generics, net	$83,141	$134,147	$(51,006)	(38)%
Cost of revenues	95,037	103,335	(8,298)	(8)%
Cost of revenues impairment charges	—	39,280	(39,280)	*
Gross loss	(11,896)	(8,468)	(3,428)	(40)%
Operating expenses:
Selling, general and administrative	7,556	6,468	1,088	17%
Research and development	9,616	17,396	(7,780)	(45)%
In-process research and development impairment charges	—	6,079	(6,079)	*
Litigation, settlements and related charges	84,597	368	84,229	*
Total operating expenses	101,769	30,311	71,458	*
Loss from operations	$(113,665)	$(38,779)	$(74,886)	*
* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the three month period ended March 31, 2018 were $83.1 million, a decrease of $51.0 million, or 38%, over the prior year period. The decrease compared to the prior year period was primarily due to lower sales of budesonide, amphetamine IR, gAdderall XR®, oxymorphone ER, epinephrine auto-injector, fenofibrate, and diclofenac sodium gel, partially offset by higher sales of oxycodone ER and the launch of ezetimibe/simvastatin and minocycline ER.

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2018 was $95.0 million, a decrease of $8.3 million compared to the prior year period. The decrease was primarily attributable to lower product sales, $5.2 million lower costs related to the closure of our Middlesex, New Jersey facility and a decrease of $3.5 million associated with intangible asset amortization expenses. These reductions in cost of revenues were offset by a $6.9 million charge related to a supplier take-pay agreement and increases in inventory reserves. See "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 14. Restructurings" for additional information related the reduction-in-force of our technical operations group at the closure of our Middlesex facility.

Cost of Revenues Impairment Charges

There were no cost of revenues impairment charges in the three month period ended March 31, 2018. Cost of revenues impairment charges were $39.3 million for the three month period ended March 31, 2017. The $39.3 million of first quarter 2017 impairment charges were due to continued significant price and volume erosion during the quarter on two currently marketed products acquired on August 3, 2016 as part of our acquisition of certain assets from Teva Pharmaceuticals USA, Inc., and Allergan plc, the ("Teva Transaction"), without an offsetting increase in customer demand, resulting in significantly lower expected future cash flows.

Gross Loss

Gross loss for the three month period ended March 31, 2018 was $11.9 million, or 14% of total revenues, as compared to gross loss of $8.5 million, or 6% of total revenues, for the prior year period. The increase in gross loss compared to the prior year period were primarily due to lower product revenue as a result of significant product price erosion and manufacturing inefficiencies partially offset by the lower impairment charges during the current year period as noted above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended March 31, 2018 were $7.6 million, as compared to $6.5 million for the three month period ended March 31, 2017. The $1.1 million increase was primarily due to failure to supply charges and higher marketing costs.

Research and Development Expenses

Research and development expenses for the three month period ended March 31, 2018 were $9.6 million, as compared to $17.4 million for the three month period ended March 31, 2017. The $7.8 million decrease from the prior year period was primarily due to lower internal development costs and lower personnel costs resulting from the closure of our Generic Division's research and development site in Middlesex, New Jersey.

In-Process Research and Development Impairment Charges

There were no in-process research and development impairment charges during the three month period ended March 31, 2018. In-process research and development impairment charges were $6.1 million for the three month period ended March 31, 2017. The $6.1 million of first quarter 2017 impairment charges were due to increased estimated research and development expenses and a delay in the anticipated product launch on a product candidate acquired in the Teva Transaction due to a change in the regulatory strategy to secure FDA approval of such product.

Litigation, Settlements and Related Charges

During the three months ended March 31, 2018, we recorded a litigation settlement charge of $84.5 million related to our settlement of claims with the plaintiffs in the class action antitrust suits related to Solodyn®. See "Item 1. Financial Information - Notes to interim Consolidated Financial Statements - Note 18. Legal and Regulatory Matters” for a description of the claims and settlement.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
Revenues:
Rytary®, net	$26,508	$19,905	$6,603	33%
Zomig®, net	10,478	9,857	621	6%
All other Specialty Pharma Products, net	22,228	20,494	1,734	8%
Total revenues	59,214	50,256	8,958	18%
Cost of revenues	17,038	16,897	141	1%
Gross profit	42,176	33,359	8,817	26%
Operating expenses:
Selling, general and administrative	17,620	16,330	1,290	8%
Research and development	2,680	5,093	(2,413)	(47)%
Litigation, settlements and related charges	940	704	236	34%
Total operating expenses	21,240	22,127	(887)	(4)%
Income from operations	$20,936	$11,232	$9,704	86%

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Specialty Pharma division for the three month period ended March 31, 2018 were $59.2 million, an increase of $9.0 million, or 18%, over the prior year period. The increase from the prior year period was primarily due to higher sales of Rytary® and of our anthelmintic products franchise.

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2018 was $17.0 million, an increase of $0.1 million compared to the prior year period. The increase was primarily attributable to higher sales and intangibles amortization, partially offset by reduced short dated inventory reserves, in each case compared to the prior year period.

Gross Profit

Gross profit for the three month period ended March 31, 2018 was $42.2 million, or 71% of total revenues, as compared to gross profit of $33.4 million, or 66% of total revenues, for the prior year period. The increases in gross profit and gross margin were primarily due to higher revenues, and lower short dated inventory reserves, as noted above, in each case compared to the prior year period, partially offset by higher intangibles amortization.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three month period ended March 31, 2018 were $17.6 million, as compared to $16.3 million for the three month period ended March 31, 2017. The $1.3 million increase from the prior year period was primarily due higher payroll and benefits, higher advertising and promotion costs related to Emverm® and higher costs related to the expanded sales force.

Research and Development

Research and development expenses for the three month period ended March 31, 2018 were $2.7 million, as compared to $5.1 million for the three month period ended March 31, 2017. The $2.4 million decrease from the prior year period was primarily due to a $1.7 million increase in the amount of reimbursement from AstraZeneca to us related to the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act for approval of the nasal formulation of Zomig®.

Litigation, Settlements and Related Charges

Expenses for the three month period ended March 31, 2018 were $0.9 million, as compared to $0.7 million for the three month period ended March 31, 2017. The $0.2 million increase from the prior year period was primarily due to increased legal activity related to Rytary®.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
General and administrative expenses	$32,147	$24,257	$7,890	33%
Unallocated corporate expenses	(32,147)	(24,257)	(7,890)	(33)%
Interest expense, net	(13,692)	(13,226)	(466)	(4)%
Loss on sale of assets	(385)	—	(385)	*
Loss on debt extinguishment	—	(1,215)	1,215	*
Other income (expense), net	731	(1,285)	2,016	*
Loss before income taxes	(45,493)	(39,983)	(5,510)	(14)%
(Benefit from) provision for income taxes	$(7,290)	$30,901	$(38,191)	*
* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2018 were $32.1 million, as compared to $24.3 million for the three month period ended March 31, 2017. The $7.9 million increase compared to the prior year period was primarily due to higher legal expenses of $5.0 million and higher business development spending of $4.8 million. These higher expenses were partially offset by lower employee-related costs compared to the prior year period.

Interest Expense, net

Interest expense, net was $13.7 million for the three month period ended March 31, 2018, a $0.5 million increase from the three month period ended March 31, 2017. Interest income was $0.4 million for the the three months ended March 31, 2018, compared to $0.2 million for the three months ended March 31, 2017. The increase in interest expense was primarily due to an increase in amortization of debt issuance costs and accretion of debt discount on our $600.0 million convertible senior notes issued in 2015, and an increase in cash interest on our $400.0 million Term Loan with Royal Bank of Canada. Refer to "Outstanding Debt Obligations" below for additional information related to our outstanding convertible notes and credit facilities.

Loss of sale of assets

The loss on sale of assets recorded during the three months ended March 31, 2018 related to the sale of our Taiwan facility and legal entity. There was no comparable loss in the prior year period.

Other Income (Expense), net

Other income, net was $0.7 million for the three month period ended March 31, 2018, as compared to other expense, net of $1.3 million for the three month period ended March 31, 2017. The $2.0 million increase in other income, net from the prior year period was primarily due to foreign exchange gains.

Income Taxes

During the three month periods ended March 31, 2018 and 2017, we recognized aggregate consolidated tax benefit of ($7.3) million and a consolidated tax expense of $30.9 million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three month periods ended March 31, 2018 and 2017 was 5.3% and (45.8)%, respectively. The amount of tax benefit recorded for the three month period ended March 31, 2018 and the tax expense recorded for the three month period ended March 31, 2017 were both calculated using the discrete effective tax rate method.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective evidence that management evaluated was the cumulative loss incurred over the three year period ended December 31, 2017. Such objective evidence limits our ability to consider other subjective evidence, such as projected taxable income.

On the basis of this evaluation, as of December 31, 2017, we had a valuation allowance of $185.9 million. During the three month period ended March 31, 2018, we considered new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the cumulative loss over the three year period ended March 31, 2018, an additional valuation allowance in the amount of $22.6 million was recorded against the gross deferred tax asset balance for a total valuation allowance of $208.5 million as of March 31, 2018.

Although the Company continued to be in a three year cumulative loss as of the first quarter 2018 and incurred a loss in the first quarter of 2018, the Company recorded a tax benefit of ($7.3) million due to its ability to fully utilize the carryback of the $20.7 million capital loss on the sale of its Taiwan subsidiary in February 2018. Under the Internal Revenue Code's ordering of losses rules, the capital loss amount displaced the Net Operating Loss (NOL) previously utilized and the amount is essentially converted into an NOL before being carried back three years. This $20.7 million capital loss carryback loss was able to be benefited at the 35% rate in the 2015 carryback year.

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

Cash Flows - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net cash used in operating activities for the three month period ended March 31, 2018 was $85.5 million, compared to net cash provided by operating activities of $39.8 million for the same period of the prior year. Our cash flows are impacted by our underlying results from operations and related timing of cash receipts and cash disbursements. The lower net cash flow from operating activities was primarily due to a decrease in total revenues and payments associated with the settlement of claims with the plaintiffs in the class action antitrust suits related to Solodyn® during the period, for which there were no comparable charges during the prior year period, offset by favorable working capital changes due to working capital management improvements.

Net cash provided by investing activities for the three month period ended March 31, 2018 was $13.8 million, an increase of $22.0 million compared to net cash used in investing activities of $8.2 million for the same period of the prior year. The period over period increase in net cash provided by investing activities was primarily due to cash receipts totaling $17.8 million from the sale of Impax Laboratories (Taiwan), Inc. and assets located at the Company's Middlesex, New Jersey facilities received during the quarter and a $4.7 million decrease in purchases of property, plant and equipment, compared to the prior year period.

Net cash used in financing activities for the three month period ended March 31, 2018 was $5.5 million, a decrease of $50.6 million compared to $56.1 million net cash used in financing activities for the same period of the prior year. During the three months ended March 31, 2018, $5.0 million of principal payments were made on the $400.0 million of proceeds from the term loan entered into with Royal Bank of Canada to finance the Teva Transaction in 2016, compared to $55.0 million for the same period of the prior year. Refer to “Outstanding Debt Obligations” below for additional information regarding our outstanding term loan, convertible notes and credit facilities.

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

The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit our and our restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change our fiscal year. Prior to the effective date of the Amendment on March 27, 2017, the Amended and Restated Credit Agreement also included a financial maintenance covenant whereby we must not permit our total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. Effective as of March 27, 2017 and pursuant to the Amendment, the total net leverage ratio financial covenant was replaced with a new senior secured net leverage ratio financial covenant. Pursuant to the Amendment, we must not permit our senior secured net leverage ratio to exceed 2.50:1.00 and the interest coverage ratio to be less than 3.00:1.00, in each case in any 12-month period, as tested at the end of each fiscal quarter. We were in compliance with all of our covenants under the Amended and Restated Credit Agreement as of March 31, 2018.

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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of March 31, 2018, $199.7 million Revolving Credit Facility remained available to us for working capital and other general corporate purposes.

In connection with the Term Loan Facility, we incurred $11.0 million of debt issuance costs for banking, legal and accounting fees and other expenses during the third quarter of 2016. In connection with the Amendment, we incurred $0.8 million of debt issuance costs for banking fees during the first quarter of 2017. These debt issuance costs were recorded on our consolidated balance sheet as a reduction to the current and long-term portions of debt related to the Term Loan Facility. These deferred debt issuance costs will be accreted to interest expense over the term of the debt using the effective interest method. In connection with the increase in the aggregate principal amount of revolving loans permitted under the Revolving Credit Facility, we incurred $0.8 million of debt issuance costs for banking fees which were recorded as an asset with current and long-term portions on our consolidated balance sheet. These deferred debt issuance costs, in addition to the $0.3 million balance remaining from the initial $100.0 million revolving credit facility, are being amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

For the three months ended March 31, 2018 and 2017, we recognized $4.7 million and $4.4 million, respectively, of interest expense related to the Term Loan Facility, of which $4.2 million and $3.8 million, respectively, was cash and $0.5 million and $0.6 million, respectively, was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of March 31, 2018, the Term Loan Facility had a carrying value of $313.0 million, of which $17.9 million is classified as current debt and $295.1 million is classified as long-term debt on our consolidated balance sheets. The Term Loan Facility requires us to make quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is due and payable in August 2021. As of March 31, 2018, the outstanding principal amount for the Term Loan Facility was $320.0 million.

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

Term Loan Repayment

In accordance with the terms of the BCA, in connection with the Closing on May 4, 2018, the Company repaid in full all outstanding amounts under its Amended and Restated Credit Agreement, dated as of August 3, 2016 and as amended on March 27, 2017 by and among Impax, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and other parties from time to time party thereto (the “Credit Agreement”), and terminated the Credit Agreement and all commitments by the lenders to extent further credit thereunder. Refer to "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 21. Subsequent Events" for additional information related to the Closing.

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

For the three months ended March 31, 2018 and 2017, we recognized $9.2 million and $8.7 million, respectively, of interest expense related to the Notes, of which $3.0 million and $3.0 million, respectively, was cash and $6.2 million and $5.7 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $476.0 million and $469.9 million as of March 31, 2018 and December 31, 2017, respectively. Accrued interest payable on the Notes of $3.5 million as of March 31, 2018 and $0.5 million as of December 31, 2017 is included in accrued expenses on our consolidated balance sheets.

We may elect to purchase or otherwise retire all or a portion of our Notes with cash, stock or other assets from time to time in the open market or in privately negotiated transactions, either directly or through intermediaries, or by tender offer when we believe the market conditions are favorable to do so.

Supplemental Indenture related to 2% Convertible Senior Notes Due 2022

On November 6, 2017, we entered into a supplemental indenture (the “First Supplemental Indenture”) to the Indenture. The First Supplemental Indenture was entered into to effectuate certain amendments to the Indenture in connection with the consummation of our consent solicitation with respect to the Notes on October 30, 2017, seeking consents from holders of the Notes to the proposed amendments as set forth in the First Supplemental Indenture. The First Supplemental Indenture (a) amends a covenant in the Indenture relating to our corporate existence, (b) allows us to satisfy our reporting requirements by providing reports of any parent entity, (c) adds a provision to the Indenture requiring us to make and consummate a tender offer for any outstanding notes under the Indenture, and (d) expressly authorizes us to consummate the transactions contemplated by the BCA with Amneal. See "Overview" above for a description of the BCA and the proposed transaction with Amneal.

In connection with the Closing, on May 4, 2018, the Company, Amneal Pharmaceuticals, Inc. and Wilmington Trust, National Association, as trustee (the “Trustee”), entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) with respect to the Indenture dated as of June 30, 2015 (the “Indenture”), as amended by the First Supplemental Indenture dated as of November 6, 2017, governing the Company’s 2.00% Convertible Senior Notes due 2022 (the “Notes”). The Second Supplemental Indenture (x) made New Amneal a party to the Indenture and (y) changed the right to convert each $1,000 principal amount of the Notes into a right to convert such principal amount of Notes into shares of Class A Common Stock, cash or a combination of cash and shares of Class A Common Stock, at the Company’s election, in each case reflecting a conversion rate of 15.7853 shares of Class A Common Stock per $1,000 principal amount of Notes surrendered for conversion.

Further, as described in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 10. Debt”, concurrently with the offering of the Notes, the Company had entered into convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with respect to shares of the Company’s common stock with Royal Bank of Canada (the “Counterparty”). On May 7, 2018 Impax and the Counterparty entered into a termination agreement terminating in full the Convertible Note Hedge Transactions and the Warrant Transactions (the “Termination Agreement”). Refer to "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 21. Subsequent Events" for additional information related to the Closing.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Commitments and Contractual Obligations

As of March 31, 2018, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and "Item 15. Exhibits and Financial Statement Schedules - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies" to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies" above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly-rated money market funds. We had no short-term investments as of March 31, 2018 or December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements - Note 18. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2018:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or programs
January 1, 2018 to January 31, 2018	7,286	$17.33	—	—
February 1, 2018 to February 28, 2018	21,840	$20.95	—	—
March 1, 2018 to March 31, 2018	20,301	$19.51	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

Not Applicable.

Item 6.    Exhibits.

Exhibit No.	Description of Document
11.1	Statement re computation of per share earnings (incorporated by reference to Note. 11 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss for each of the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2018 and 2017 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2018		Impax Laboratories, LLC
(Registrant)

	By:	/s/ Robert Stewart
Robert Stewart
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)